Form 10-Q
period 2014-11-30
INTERNATIONAL WESTERN PETROLEUM, INC.
filed 2015-02-17
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended November 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-196492

INTERNATIONAL WESTERN PETROLEUM, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5034746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5525 N. MacArthur Boulevard, Suite 280 Irving, Texas	75038
(Address of principal executive offices)	(Zip Code)

(855) 809-6900

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☐ No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes    ☐  No    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐  No    ☒

As of February 11, 2015, the registrant had 43,554,964 shares of common stock issued and outstanding.

INTERNATIONAL WESTERN PETROLEUM, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

November 30, 2014

INTERNATIONAL WESTERN PETROLEUM, INC.

Balance Sheets

(Unaudited)

	November 30, 2014	February 28, 2014

ASSETS
Current Assets
Cash	$67,909	$-
Total current assets	67,909	-
Pre-acquisition costs	88,000	-
TOTAL ASSETS	$155,909	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$7,500	$2,750
Advances from officer	1,070	10,320
TOTAL CURRENT LIABILITIES	8,570	13,070

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized; 0 shares issued and and outstanding at November 30, 2014 and February 28, 2014	-	-
Common stock, $0.001 par value per share, 90,000,000 shares authorized; 43,554,964 and 43,267,600 shares issued and outstanding at November 30, 2014 and February 28, 2014, respectively	43,555	43,268
Additional paid-in capital	215,235	-
Accumulated deficit	(111,451)	(56,338)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	147,339	(13,070)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$155,909	$-

See accompanying notes to the unaudited financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

Statements of Operations

(Unaudited)

	Three Months Ended	Nine Months Ended
	November 30, 2014	November 30, 2014

REVENUES	$-	$-

OPERATING EXPENSES:
Professional fees	10,131	25,681
Other general and administrative expenses	6,090	29,432

TOTAL OPERATING EXPENSES	16,221	55,113

NET LOSS	$(16,221)	$(55,113)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	43,507,790	43,419,982

See accompanying notes to the unaudited financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

Statement of Cash Flows

(Unaudited)

Nine Months Ended
November 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	4,750
NET CASH USED IN OPERATING ACTIVITIES	(50,363)

CASH FLOWS FROM INVESTING ACTIVITIES:
Pre-acquisition costs	(88,000)
NET CASH USED IN INVESTING ACTIVITIES	(88,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	13,000
Payments to officer for advances	(22,250)
Proceeds from issuance of common stock	215,522
NET CASH PROVIDED BY FINANCING ACTIVITIES	206,272

INCREASE IN CASH	67,909

CASH - BEGINNING OF PERIOD	-

CASH - END OF PERIOD	$67,909

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-
Cash paid for interest	$-

See accompanying notes to the unaudited financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

Notes to Financial Statements

(Unaudited)

Note 1 – Organization, Nature of Operations and Summary of Significant Accounting Policies

International Western Petroleum, Inc. (“IWP” or the “Company”) was incorporated on February 19, 2014 as a Nevada corporation.  The Company was formed to conduct operations in the oil and gas industry.

The accompanying unaudited financial statements of International Western Petroleum, Inc. have been prepared in accordance with generally accepted accounting principles used in the United States of America and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the three and nine-month periods ended November 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2015.  For further information, refer to the financial statements and footnotes thereto included in the registration statement on Form S-1, as amended, for the period ended February 28, 2014 filed with the Securities and Exchange Commission on December 8, 2014.

Exploration Stage Change

The Company has limited operations and is considered to be in the exploration stage. During the three month period ended May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expense during the period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amount of the Company’s accounts payable and accrued expenses and advances from officer approximates its estimated fair value due to the short-term nature of that financial instrument.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had $-0- cash equivalents at November 30, 2014 and February 28, 2014. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Oil Properties

The Company follows the full cost method of accounting for its oil gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Depletion and depreciation of proved oil properties will be calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Costs of unproved properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment.

The Company capitalizes pre-acquisition costs directly identifiable with specific properties when the acquisition of such properties is probable. Capitalized pre-acquisition costs are presented in the balance sheet.

Income Taxes

Income taxes are accounted for in accordance with the provisions of ASC Topic No. 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, over the vesting or service period, as applicable, of the stock award.

Basic and Diluted Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to International Western Petroleum, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. For the three and nine-month periods ended November 30, 2014, there were no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has generated a net loss of $55,113 and negative cash flows from operations of $50,363 during the nine-month period ended November 30, 2014. Also, the Company currently does not have any business activities to generate funds for its own operations. These conditions raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Related Party Transactions

During the nine-month period ended November 30, 2014, Benjamin Tran, one of the Company’s major shareholders and a director, advanced $13,000 to the Company to fund its operations. During the nine-month period ended November 30, 2014, the Company made repayments of $22,250 for such advances (Dr. Tran had previously advanced $10,320 during the fiscal year that ended on February 28, 2014). As of November 30, 2014 and February 28, 2014, the amount due to such majority shareholder and director was $1,070 and $10,320, respectively.  The advances to the Company are unsecured, non-interest bearing and are payable upon demand.

During the nine-month period ended November 30, 2014, the Company incurred pre-acquisition costs amounting to $88,000 for geology assessments and surveys which was paid to International Western Oil Corporation. Benjamin Tran is a significant shareholder of International Western Petroleum Corporation, the 100% owner of International Western Oil Corporation.

Note 4 – Equity

In May 2014, the Company sold 217,364 shares of common stock of the Company for cash proceeds of $163,022.

In October 2014, the Company sold 70,000 shares of common stock of the Company for cash proceeds of $52,500.

Note 5 – Subsequent Events

The Company has no material subsequent to events to report after November 30, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although the Company’s management team, Mr. Ramsey and Dr. Tran (collectively, “Management”), believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

This filing contains a number of forward-looking statements which reflect Management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which Management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on Management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

International Western Petroleum, (the “Company”, “We”, or “Us”) was incorporated on February 19, 2014 under the laws of the state of Nevada. We are an oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. We do not yet have, however, reserves, undeveloped reserves, delivery commitments, any wells in the process of being drilled, or drilling or other exploratory and development activities. We also do not yet own any oil and gas properties or acreage.

The Company is currently managed by business and oil and gas exploration veterans who specialize in the oil and gas acquisition and exploration markets of the Central/West Texas region. Management believes that the Company’s core competitive advantage today is its ability to tap into the high potential leases of the Central/West Texas region of the United States, aiming to unlock its potential, specifically in the prolific Bend Arch area. This area is approximately 120 miles long and 40 miles wide running from Archer County, Texas in the north to Brown County, Texas in the south. This area has been one of the most active drilling areas during the recent resurgence of United States drilling activities.

The Company’s Chief Executive Officer, Ross Henry Ramsey, and his family have participated in a number of exploration projects with several major oil and gas companies. Management believes that state-of the-art technology is one of the key differentiators of the Company. Oil and natural gas reserve development is a highly technologically oriented industry. Management believes that technology has greatly increased the success rate of finding commercial oil or natural gas deposits. In this context, success rate means the ability to make an oil/gas well that can produce a commercialized quantity of hydrocarbons. In general, the Company expects to apply georadiometry exploration technology to determine the drilling locations and the drilling depths.

The Company is continually seeking strategic investors to help it develop well projects located within the Bend Arch area. As such, the Company seeks to obtain enough funding to provide a budget for new acquisitions as well as exploration projects to meet its financial objectives in 2015.

Strategy and Implementation Summary

Sales Strategy

Abilene, Texas is the closest city with oil handling and sales firms. Our sales strategy in relation to spot pricing will be to produce less when the sales price is lower and produce more when the sales price is higher. To maintain the lowest production cost, we will aim to have our inventory be virtually zero. Members of the Ramsey family that are related to our CEO have business relationships with BML and Transport Oil. Once the Company starts producing oil, the Company will leverage these business relationships in order to enter into material agreements with BML and Transport Oil so that, as our tier 1 buyers, they can handle pick-up and sales of our crude stock to refineries.

As such, crude oil will be picked up from the leases as needed during the calendar month. At the end of the month the crude total sales will be tallied by lease and the 30-day average of the daily closing of oil will be tabulated. On or about the 25th of the following month the proceeds checks will be issued to the financial parties of record.

Operational Plans

In the first six months of calendar 2015, the Company plans to drill 6 wells, for which we have incurred $88,000 of pre-acquisition costs to date, and continue to raise enough capital via equity financing options to meet this operational goal in 2015. These 6 wells are part of the Bend Arch Lion Project in Coleman County, Texas discussed below. The leasehold of this property is currently owned by an entity called International Western Oil Corporation (“IWO”).

Management serves in similar positions with International Western Petroleum Corporation (“IWPO”). IWO is a wholly-owned subsidiary of and separate entity from IWPO. Management also serves in the same positions with IWO. IWO is licensed by the Railroad Commission of Texas as an operator and has been feeding data and has been serving as a consultant related to exploration and acquisitions to us with regard to the Bend Arch Lion, Bend Arch Henry, and Bend Arch North Anderson projects discussed below. Although they are separate entities, IWPO does not engage in any business activities beyond serving as IWO’s parent. IWO is IWPO’s operating company. There are no formal agreements among the Company and IWO. Rather, once the Company becomes a publicly trading company, IWO will serve as a Texas-licensed oil and gas operator and on-site consultant for the Company to provide the Company with full geology reports, on-site survey work, reserve analysis and additional geology consulting work on an as-needed basis.

We have a plan to acquire the Bend Arch Lion Project leasehold from IWO once we have enough capital to do so.

During the nine months ended November 30, 2014, the Company incurred $88,000 of pre-acquisition costs to prospect several lucrative projects for its exploration in the prolific Bend Arch. After choosing a new prospect, additional research and evaluation was carried out using personal contacts, geologists, seismic, satellite hydrocarbon imaging, and every available resource to glean information and data in order to choose the prime drilling locations. The information provided by the geologist who interpreted the seismic data on the prospect indicates the application of a 3-D computer model to interpret 2-D seismic data. According to reliable sources in the geophysical field, in the absence of actual 3-D seismic data, using 2-D seismic data in a 3-D seismic computer program is a common practice. Management believes using 2-D seismic data in a 3-D seismic computer program gives the geophysicist or geologist an efficient way of looking at and interpreting large amounts of data. Through the interpretation of the seismic data, several “bright spots” have been identified and are the primary targets of this prospect. According to “The Value of 3D Seismic in Today's Exploration Environment — in Canada and Around the World” by N.M. Cooper (available at http://www.mustagh.com/abstract/OPI_3D.html), utilizing traditional 2-D seismic data has yielded a 60% success rate. Utilizing 2-D seismic data in a 3-D seismic computer program yields an 80% success rate. In this context, success rate means the ability to make an oil/gas well that can produce a commercialized quantity of hydrocarbon.

The Company has plans to design a cost effective operation budget for each exploration project and each budget will vary depending on the total depth of drilling and whether it is a new drilling or a re-entry. For each project, the Company plans on hiring selected operators to work under the close supervision of a core team of Company geologists, engineers and scientists.

The exploration process is a 2-phase process: 1) Drilling and Testing and 2) Well Completion. The Company plans on hiring drilling specialists and technical consultants designated to oversee the drilling for each well during the Drilling and Testing phase. For the Well Completion process, the Company will hire technical data collectors and cementing operators to ensure the best performance upon perforating the wells at different pay zones based on thorough technical advisory work done by our internal and external geologists before production.

At the moment, the Company has prospected several projects:

The Bend Arch Henry Project is a small project located at the border of Taylor and Jones County, Northwest of Abilene, Texas. This would be a shallow drilling program (approximately 3,000 feet) which would be designed to drill and produce oil mainly from the “Cook Sand” pay zone and “Hope Lime” pay zone that lie above the “Caddo-Ellenberger” zone. Management has access to the geology survey report as well as mud log and open hole log of some existing wells nearby; and, per this data, the wells found oil. In general, wells in the vicinity of our Henry project have already produced, Management believes, an average of 220,000 barrels of oil per well. There are multiple wells in this area that have been producing, Management believes, for over 66 years.

The Bend Arch North Anderson Project is focused on the “Flippen Lime” pay zone at an approximate depth of 2,450 feet. The prospect acreage is located west of and adjacent to the Anson North and Anson town site fields, which is located immediately North of the City of Anson, Jones County. The fields produced from the Flippen Lime and Cook Sand. The Flippen produced a cumulative total of 140,586 barrels and the Cook Sand approximately 134,919 barrels. The Flippen lime potentials varied from 10 Barrels of Oil per Day (“BOPD”) up to as much as 135 BOPD. In view of the data to which Management has access, the North Anson Prospect, Management believes, offers excellent possibilities for substantial production from the Flippen formation.

The Bend Arch Lion Project is a multi-well exploration that the Company is planning via its plan to acquire a 777 acre leasehold in Coleman County. This project currently has two producing wells with, Management believes, high quality proven reserves in several pay zones highlighted by the “Gray Sand” pay zone and in some instances the “Ellenberger” pay zone.

The Company shall conduct further review historical radiometric technology to a more complete and reliable level to interpret and compile the Bend Arch Lion Project data. Management believes there are the necessary inclusionary and sedimentary formations for hydrocarbon generation and deposits and geology studies have concluded that there are significant hydrocarbon reserves (approximately 4.9 Million barrels of oil) present in this lease. Geology studies to which Management has access have also identified potential drilling areas for Company geologists to further study before deciding on the exact drilling locations.

Results of Operations

Comparison for the three and nine months ended November 30, 2014 and 2013

As the Company was formed in February 2014, there is no basis for comparison of the results of operations for the three and nine months ended November 30, 2014 and 2013.

Revenues

We have no generated any revenues since inception.

Operating Expenses

Operating expenses for the three months ended November 30, 2014 were $16,221. Operating expenses for the nine months ended November 30, 2014 were $55,113. These costs are for professional fees and general and administrative expenses associated with the normal course of business.

Net Loss

Our operating results have recognized losses in the amount of $16,221 for the three months ended November 30, 2014.  Our operating results have recognized losses in the amount of $55,113 for the nine months ended November 30, 2014.

Liquidity and Capital Resources

At November 30, 2014, the Company had cash in hand of $67,909.

The Company had a working capital at November 30, 2014 of $59,339 and a working capital deficit at February 28, 2014 of $13,070, respectively. The Company is currently undergoing efforts to raise capital to cover an estimated cash shortfall of approximately $111,451 over the next 12 months. The proceeds from any potential capital raise will be used to fund the current working capital deficit and operations during the first part of fiscal 2015.

Net cash used in operating activities during the nine months ended November 30, 2014 was $50,363 due to net loss of $55,113, offset by an increase in accounts payable and accrued expenses of $4,750. Net cash used by investing activities during the nine months ended November 30, 2014 was $88,000 due to pre-acquisition costs. Net cash provided by financing activities during the nine months ended November 30, 2014 was $206,272 due to proceeds from issuance of common stock and payments to related parties.

As there were no revenues from operating activities as of November 30, 2014, we must rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs. It is expected by management that we will need to rely upon new capital contributions to pay our liabilities.

Off-Balance Sheet Arrangements

As of November 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Disclosure of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that due to the material weakness discussed below, the Company's disclosure controls and procedures were not effective, as of the end of the three and nine months ended November 30, 2014, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of November 30, 2014, the Company determined that the following items constituted material weaknesses:

•	The Company does not have policies and procedures in place to ensure the timely review, disclosure and accurate financial reporting for significant agreements and transactions.

•	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Title

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Western Petroleum, Inc.

Date: February 17, 2015	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
Chief Executive Officer, President, and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

