Form 10-Q
period 2015-05-31
INTERNATIONAL WESTERN PETROLEUM, INC.
filed 2015-07-21
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of July 20, 2015, the registrant had 44,281,630 shares of common stock issued and outstanding.

INTERNATIONAL WESTERN PETROLEUM, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

May 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

BALANCE SHEETS

(Unaudited)

	May 31, 2015	February 28, 2015
ASSETS
Current assets
Cash	$535,474	$41,783
Accounts receivable - oil and gas	23,067	-
Total current assets	558,541	41,783

Oil and gas properties, full cost method
Properties subject to amortization	469,067	-
Accumulated depletion	(1,508)	-
Total oil and gas properties, net	467,559	-

Pre-acquisition costs	-	88,000
TOTAL ASSETS	$1,026,100	$129,783

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$-	$4,784
Advances from related party	3,070	3,070
Total current liabilities	3,070	7,854

Long-term liabilities
Asset retirement obligations	6,113	-
TOTAL LIABILITIES	9,183	7,854

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 90,000,000 shares authorized; 44,108,297 and 43,267,600 shares issued and outstanding on May 31, 2015 and February 28, 2015, respectively	44,108	43,555
Additional paid-in capital	629,682	215,235
Retained earnings (deficit)	343,127	(136,861)
TOTAL STOCKHOLDERS’ EQUITY	1,016,917	121,929

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,026,100	$129,783

See accompanying notes to the unaudited financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MAY 31, 2015 AND 2014

(Unaudited)

	Three Month Ended May 31,
	2015	2014

REVENUES:
Oil and gas sales	$31,051	$-
Consulting services – related party	502,000	-
TOTAL REVENUES	533,051	-

OPERATING EXPENSES:
Lease operating expenses	4,581	-
Professional fees	23,750	15,000
Other general and administrative expenses	23,178	17,105
Depletion and accretion	1,554	-
TOTAL OPERATING EXPENSES	53,063	32,105

NET INCOME (LOSS)	$479,988	$(32,105)

Net income (loss) per common share – basic and diluted	$0.01	$(0.00)

Weighted average common shares outstanding – basic and diluted	43,712,718	43,326,666

See accompanying notes to the unaudited financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2015 AND 2014

(Unaudited)

	Three Month Ended May 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$479,988	$(32,105)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and accretion	1,554	-
Changes in operating assets and liabilities:
Accounts receivable - oil and gas	(23,067)	-
Accounts payable and accrued expenses	(4,784)	12,250
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	453,691	(19,855)

CASH FLOWS FROM INVESTING ACTIVITIES:
Pre-acquisition costs	-	(88,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(88,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	13,000
Payments for related party advances	-	(22,250)
Proceeds from issuance of common stock	40,000	162,025
NET CASH PROVIDED BY FINANCING ACTIVITIES	40,000	152,775

INCREASE IN CASH	493,691	44,920

CASH - BEGINNING OF PERIOD	41,783	-

CASH - END OF PERIOD	$535,474	$44,920

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of oil and gas properties	$375,000	$-
Reclassification of pre-acquisition costs to oil and gas properties	$88,000	$-
Asset retirement obligation from acquisition of oil and gas properties	$6,067	$-
Common stock issued for subscriptions receivable	$-	$997

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended February 28, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had $535,474 and $41,783 cash equivalents at May 31, 2015 and February 28, 2015, respectively.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At May 31, 2015, $285,474 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Accounts Receivable

Accounts receivable typically consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and when necessary records allowances for expected unrecoverable amounts. To date, no allowances have been recorded.

Oil and Gas Properties

The Company follows the full cost method of accounting for its investments in oil and gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves, including unproductive wells, are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities, and asset retirement costs. General and administrative costs related to production and general overhead are expensed as incurred.

Disposition of oil properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil, in which case the gain or loss is recognized in the statement of operations.

Future development, site restoration, dismantlement and abandonment costs, are estimated property by property, based upon current economic conditions and regulatory requirements, and are included in amortization of our oil and natural gas property costs.

Depletion of capitalized oil properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.

At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects. This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method. There was no ceiling test write-down recorded during the three months ended May 31, 2015 and 2014.

The Company assesses the carrying value of its unproved properties for impairment periodically. If the results of an assessment indicate that an unproved property is impaired (which was assessed in connection with the Company’s evaluation of goodwill impairment), then the carrying value of the unproved properties is added to the proved oil property costs to be amortized and subject to the ceiling test.

Asset Retirement Obligations

If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, the Company will record a liability (an asset retirement obligation or “ARO”) on its consolidated balance sheet and capitalize the present value of the asset retirement cost in oil and gas properties in the period in which the retirement obligation is incurred. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation assuming the normal operation of the asset, using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for the Company. After recording these amounts, the ARO will be accreted to its future estimated value using the same assumed cost of funds and the capitalized costs are depreciated on a unit-of-production basis over the estimated proved developed reserves. Both the accretion and the depreciation will be included in depreciation, depletion and amortization expense on our consolidated statements of operations.

Revenue Recognition

All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectability is reasonably assured. Revenue is derived from the sale of crude oil and natural gas. Revenue from crude oil and natural gas sales is recognized when the product is delivered to the purchaser and collectability is reasonably assured. The Company follows the “sales method” of accounting for oil and natural gas revenue, so it recognizes revenue on all natural gas or crude oil sold to purchasers, regardless of whether the sales are proportionate to its ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than its share of the expected remaining proved reserves. If collection is uncertain, revenue is recognized when cash is collected.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to International Western Petroleum, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. For the three months ended May 31, 2015, there were no potentially dilutive securities outstanding.

Subsequent Events

The Company evaluated all transactions from May 31, 2015 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has generated a net income of $479,988 and cash flows from operations of $453,691 during the three months ended May 31, 2015. This revenue is mainly generated from consulting services provided to a related party and oil and gas sales from the Company’s oil and gas properties.

Management has a reasonable expectation that the Company has adequate resources to continue in operational existence for the foreseeable future. The Company will be required to raise additional funds to fully execute its business plan, however, the Company believes it has sufficient cash on hand and limited near term obligations to sustain its current operations for the next twelve months.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the three months ended May 31, 2015:

	February 28, 2015	Additions	Reclass (1)	May 31, 2015

Oil and gas properties, subject to amortization	$-	$375,000	$88,000	$463,000
Asset retirement costs	-	6,067	-	6,067
Accumulated depletion	-	(1,508)	-	(1,508)
Total oil and gas assets	$-	$379,559	$88,000	$467,559

(1)	The Company reclassified $88,000 of pre-acquisition costs associated with the Bend Arch properties acquired to oil and gas properties subject to amortization.

The depletion recorded for production on proved properties for the three months ended May 31, 2015 and 2014, amounted to $1,508 and $0, respectively. The Company recorded no impairment of its oil and gas properties during the three months ended May 31, 2015 and 2014.

Acquisition of Properties from International Western Oil Corp.

On May 4, 2015, the Company completed the acquisition of interests in the Joint Venture 1A and 1B oil and gas properties from International Western Oil Corp. (“IWO”), a related party.

As consideration for the acquisition, the Company issued to IWO, 500,000 shares of common stock valued at $0.75 per share.

The following table summarizes the purchase price and allocation of the purchase price to the net assets acquired:

Purchase price on May 4, 2015
Fair value of common stock issued	$375,000
Total purchase price	$375,000

Fair value of net assets at May 4, 2015
Oil and gas properties, subject to amortization	$375,000
Asset retirement cost	6,067
Total assets	381,067

Asset retirement obligations	(6,067)
Total liabilities	(6,067)
Net assets acquired	$375,000

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligation during the three months ended May 31, 2015:

Amount
Asset retirement obligations as of February 28, 2015	$-
Additions	6,067
Current year revision of previous estimates	-
Accretion during the three months ended May 31, 2015	46
Asset retirement obligations as of May 31, 2015	$6,113

During the three months ended May 31, 2015 and 2014, the Company recognized accretion expense of $46 and $0, respectively.

Note 5 – Related Party Transactions

During the three months ended May 31, 2015, the Company recognized $502,000 of revenue for consulting services related to drilling logistics provided to IWO for which it has been fully paid.

On May 4, 2015, the Company acquired an interest in the Joint Venture 1A and 1B oil and gas properties from IWO (See Note 3).

Note 6 – Equity

In May 2015, the Company sold 53,333 shares of common stock to a third party at $0.75 per common share for cash proceeds of $40,000.

Note 7 – Subsequent Events

On June 2, 2015, the Company sold 80,000 shares of the Company’s common stock for cash proceeds of $60,000.

On June 4, 2015, the Company sold 40,000 shares of the Company’s common stock for cash proceeds of $30,000.

On July 13, 2015, the Company sold 53,333 shares of the Company’s common stock for cash proceeds of $40,000.

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

Overview

International Western Petroleum, Inc. (the “Company”, “We”, or “Us”) was incorporated on February 19, 2014 under the laws of the state of Nevada. We are an oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. In addition to the wells being drilled as part of the 1A Venture and the 1B Venture (both as defined below), the Company, together with its operator, International Western Oil Corporation (“IWO”) (a related party), plans to drill other oil and gas wells in 2015.

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

Strategy and Implementation Summary

Sales Strategy

Abilene, Texas is the closest city with oil handling and sales firms. Our sales strategy in relation to spot pricing will be to produce less when the sales price is lower and produce more when the sales price is higher. To maintain the lowest production cost, we will aim to have our inventory be virtually zero. Members of the Ramsey family that are related to our CEO have business relationships with BML and Transport Oil. Once the Company starts producing oil, the Company will leverage these business relationships in order to enter into material agreements with BML and Transport Oil so that, as our Tier 1 buyers, they can handle pick-up and sales of our crude oil stock to refineries.

As such, crude oil will be picked up from the leases as needed during the calendar month. At the end of the month the crude total sales will be tallied by lease and the 30-day average of the daily closing of oil will be tabulated. On or about the 25th of the following month the proceeds checks will be issued to the financial parties of record.

Operational Plans

On May 4, 2015, the Company acquired a 39.5% working interest from IWO in the four (4) well Bend Arch Lion 1A Joint Venture (the Pittard Bend Arch White property encompassing 160 acres – State ID# 21488) (the “1A Venture”) and a 50% working interest in the six (6) well Bend Arch Lion 1B Joint Venture (the Pittard Bend Arch Red property encompassing 160 acres - State ID# 13121) (the “1B Venture”). These wells are part of the Bend Arch Lion Project in Coleman County, Texas discussed below. By acquiring these working interests, the Company directly receives the share of working interest revenue (after accounting for applicable taxes, expenses, and landowner royalties) IWO was receiving prior to the acquisitions. The leaseholds of these properties are still owned by IWO. The parent and 100% owner of IWO is International Western Petroleum Corporation (“IWPO”). Mr. Ramsey and Dr. Tran, the Company’s President, Chief Executive and Chief Financial officer and Secretary, respectively, directors and majority shareholders, are significant shareholders of IWPO.

As of May 31, 2015, the 1A Venture property had four (4) oil and gas wells. These wells have been in production since April 3, 2014. The Company’s management believes that, based on IWO’s geology analysis after actual drillings, there is a reserve of approximately 5.3 million barrels of total oil in place and approximately 215,000 primary recoverable barrels in the 1A Venture. The 1B Venture property has one new oil and gas well which has come into full production since April 16, 2015. This well started with an initial production rate of 119 barrels of oil per day and 250,000 cubic feet of gas per day. To date, the Company has finished the final completion process of two (2) additional wells, thus totaling three (3) producing oil and gas wells in the 1B Venture property. By the end of July 2015, the Company plans to finish the completion process of the other three (3) wells in the 1B Venture property all of which were drilled in recent months. At the moment, the 1B Venture has sufficient budget for drilling, testing, and completing the rest of its six (6) well program as planned. In the coming months, the Company plans to continue to raise more capital via equity financing. In the fourth quarter of 2015, the Company plans to re-perforate all of the existing four (4) wells of the 1A Venture property using the new proprietary fracking method that the Company discovered in April 2015 in an effort to increase production.

With a 100% success rate from designated drilling programs totaling 7 for 7 drilling entries up to May 31, 2015, the Company plans to drill the rest of the 1B Venture property by the end of August 2015. As of July 10, 2015, the Company has completed two additional drilling projects from the 1B Venture property with 100% successful results again, confirming 9 hits for 9 drilling entries so far from both the 1A Venture property and the 1B Venture property.

IWO is a wholly-owned subsidiary of and separate entity from IWPO. The Company’s management serves in similar positions with IWPO. The Company’s management also serves in the same positions with IWO. IWO is licensed by the Railroad Commission of Texas as an operator and has been feeding data and has been serving as a consultant related to exploration and acquisitions to us with regard to the Bend Arch Lion, Bend Arch Henry, and Bend Arch North Anderson projects discussed below. Although they are separate entities, IWPO does not engage in any business activities beyond serving as IWO’s parent. IWO is IWPO’s operating company. There are no formal agreements among the Company and IWO. IWO currently serves as a Texas-licensed oil and gas operator and on-site consultant for the Company to provide the Company with full geology reports, on-site survey work, reserve analysis and additional geology consulting work on an as-needed basis.

We have a plan to set up additional drilling joint ventures from the Bend Arch Lion Project leasehold from IWO once we have enough capital to do so.

The Company has plans to design a cost effective operations budget for each exploration project and each budget will vary depending on the total depth of drilling and whether it is a new drilling or a re-entry. For each project, the Company plans on hiring selected operators to work under the close supervision of a core team of Company geologists, engineers and scientists.

The exploration process is a 2-phase process: 1) Drilling and Testing and 2) Well Completion. The Company plans to hire drilling specialists and technical consultants designated to oversee the drilling for each well during the Drilling and Testing phase. For the Well Completion process, the Company will hire technical data collectors and cementing operators to ensure the best performance upon perforating the wells at different pay zones based on thorough technical advisory work done by our internal and external geologists before production.

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

The Bend Arch Lion Project encompassing 777-acre leasehold in Coleman County is a multi-well exploration program out of which the Company has acquired 2 joint ventures from IWO as mentioned above. This project currently has 7 new producing wells with, Management believes, high quality proven reserves in several pay zones highlighted by the “Gray Sand” pay zone and in some instances the “Ellenberger” pay zone.

The Company shall conduct further review historical geo-radiometric technology to a more complete and reliable level to interpret and compile the Bend Arch Lion Project data. Management believes there are the necessary inclusionary and sedimentary formations for hydrocarbon generation and deposits and geology studies have concluded that there are significant hydrocarbon reserves (approximately 5.3 Million barrels of oil) present in this lease. Geology studies to which Management has access have also identified potential drilling areas for Company geologists to further study before deciding on the exact drilling locations.

Results of Operations

Revenues

The Company generated revenues of $533,051 from consulting services provided to IWO for drilling logistics and oil and gas sales from the Company’s oil and gas properties for the three months ended May 31, 2015, as compared to $0 for the three months ended May 31, 2014.

Operating Expenses

Operating costs for the three months ended May 31, 2015 and 2014 were $53,063 and $32,105 respectively. These costs were for lease operating expenses, depletion and accretion, professional fees and administrative expenses associated with the normal course of business. The increase in operating expenses was primarily related to the expenses associated with the oil and gas properties acquired by the Company in the current period.

Net Income (Loss)

Our operating results have recognized net income in the amount of $479,988 for the three months ended May 31, 2015 as compared to a net loss of $32,105 for the three months ended May 31, 2014. There was an increase in total net income due to revenue earned from consulting services provided to IWO and oil and gas sales in the three months ended May 31, 2015.

Liquidity and Capital Resources

At May 31, 2015 and February 28, 2015, the Company had cash in hand of $535,474 and $41,783, respectively.

Net cash provided by operating activities during the three months ended May 31, 2015 was $453,691 as compared to cash used in operating of $19,855 for the same period in 2014. The increase was related to revenue earned from consulting services provided to IWO and oil and gas sales in the current period.

Net cash used in investing activities during the three months ended May 31, 2015 was $0 as compared to cash used in investing activities of $88,000 for the three months ended May 31, 2014. The Company incurred no pre-acquisition costs during the current period.

Net cash provided by financing activities during the three months ended May 31, 2015 was $40,000 as compared to cash provided by financing activities of $152,775 for the three months ended May 31, 2014. The decreased in cash provided in financing activities is due to a decrease of our fund raising effort resulting in less proceeds from the issuance of common stock. The Company plans to increase its financing activities during the second half of calendar year 2015.

Off-Balance Sheet Arrangements

As of May 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that due to the material weakness discussed below, the Company’s disclosure controls and procedures were not effective, as of May 31, 2015, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of May 31, 2015, the Company determined that the following items constituted material weaknesses:

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

Item 1A. Risk Factors.

The description of our business and finances and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those described below and in prior reports filed with the Securities and Exchange Commission.

You should carefully consider the risk factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2015 (the “2015 10-K”), together with all of the other information included in this report, before investing in our common stock. The risks and uncertainties described below encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described. Risks that we do not know about could occur and issues we now view as minor could become more important. If any of these risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you may lose all or part of your investment.

We refer you to our 2015 10-K for detailed discussion of the primary risks associated with our business and our securities. We believe these risks have not materially changed since we filed our 2015 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2015, the Company sold 53,333 shares of common stock for cash proceeds of $40,000.

The above shares were issued in reliance on the exemption under Section 4(2) of the Securities Act. These shares of our common stock qualified for exemption under Section 4(2) since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, manner of the issuance and number of shares issued. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Acquisition Agreement, dated May 4, 2015, by and among International Western Oil Corporation and International Western Petroleum, Inc.	8-K	2.1	5/20/2015

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Schema				X

101.CAL	XBRL Taxonomy Calculation Linkbase				X

101.DEF	XBRL Taxonomy Definition Linkbase				X

101.LAB	XBRL Taxonomy Label Linkbase				X

101.PRE	XBRL Taxonomy Presentation Linkbase				X

*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Western Petroleum, Inc.	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
Chief Executive Officer, President,
and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Date: July 21, 2015	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
Chief Executive Officer, President,
and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

