Form 10-Q
period 2015-08-31
INTERNATIONAL WESTERN PETROLEUM, INC.
filed 2015-10-21
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of October 15, 2015, the registrant had 44,281,630 shares of common stock issued and outstanding.

INTERNATIONAL WESTERN PETROLEUM, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

August 31, 2015

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

BALANCE SHEETS

(Unaudited)

	August 31, 2015	February 28, 2015
ASSETS
Current assets
Cash	$598,908	$41,783
Accounts receivable - oil and gas	12,925	-
Prepaid expenses	22,263	-
Total current assets	634,096	41,783

Oil and gas properties, full cost method
Properties subject to amortization	471,438	-
Accumulated depletion	(5,569)	-
Tot oil and gas properties, net	465,869	-

Pre-acquisition costs	-	88,000
TOTAL ASSETS	$1,099,965	$129,783

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$-	$4,784
Advances from related party	3,070	3,070
Total current liabilities	3,070	7,854

Long-term liabilities
Asset retirement obligations	8,707	-
TOTAL LIABILITIES	11,777	7,854

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 90,000,000 shares authorized; 44,281,630 and 43,554,964 shares issued and outstanding on August 31, 2015 and February 28, 2015, respectively	44,282	43,555
Additional paid-in capital	759,508	215,235
Retained earnings (accumulated deficit)	284,398	(136,861)
TOTAL STOCKHOLDERS’ EQUITY	1,088,188	121,929

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,099,965	$129,783

See accompanying notes to unaudited financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2015 AND 2014

(Unaudited)

	Three Month Ended August 31,		Six Month Ended August 31,
	2015	2014	2015	2014

REVENUES:
Oil and gas sales	$62,013	$-	$93,064	$-
Consulting services – related party	-	-	502,000	-
TOTAL REVENUES	62,013	-	595,064	-

OPERATING EXPENSES:
Lease operating expenses	79,816	-	106,660	-
Professional fees	21,425	550	45,175	15,550
Other general and administrative expenses	15,217	6,237	16,132	23,342
Depletion and accretion	4,284	-	5,838	-
TOTAL OPERATING EXPENSES	120,742	6,787	173,805	38,892

NET INCOME (LOSS)	$(58,729)	$(6,787)	$421,259	$(38,892)

Net income (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$0.01	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	44,245,398	43,484,964	43,979,058	43,267,600

See accompanying notes to unaudited financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2015 AND 2014

(Unaudited)

	Six Month Ended August 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$421,259	$(38,892)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and accretion	5,838	-
Changes in operating assets and liabilities:
Accounts receivable - oil and gas	(12,925)	-
Prepaid expenses	(22,263)	-
Accounts payable and accrued expenses	(4,784)	4,750
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	387,125	(34,142)

CASH FLOWS FROM INVESTING ACTIVITIES:
Pre-acquisition costs	-	(88,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(88,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	13,000
Payments for related party advances	-	(22,250)
Proceeds from issuance of common stock	170,000	163,022
NET CASH PROVIDED BY FINANCING ACTIVITIES	170,000	153,772

INCREASE IN CASH	557,125	31,630

CASH - BEGINNING OF PERIOD	41,783	-

CASH - END OF PERIOD	$598,908	$31,630

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of oil and gas properties	$375,000	$-
Reclassification of pre-acquisition costs to oil and gas properties	$88,000	$-
Asset retirement obligations from acquisition of oil and gas properties	$6,067	$-
Asset retirement obligations from drilling of additional wells	$2,371	$-

See accompanying notes to unaudited financial statements.

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended February 28, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents. The Company had $598,908 and $41,783 of cash equivalents at August 31, 2015 and February 28, 2015, respectively.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At August 31, 2015, $348,908 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

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

Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil, in which case the gain or loss is recognized in the statement of operations.

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

At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects. This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method. There was no ceiling test write-down recorded during the six months ended August 31, 2015 and 2014.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to International Western Petroleum, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. For the three and six months ended August 31, 2015, there were no potentially dilutive securities outstanding.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

Subsequent Events

The Company evaluated all transactions from August 31, 2015 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has generated net income of $421,259 and cash flows from operations of $387,125 during the six months ended August 31, 2015. This revenue is mainly generated from consulting services provided to a related party and oil and gas sales from the Company’s oil and gas properties.

Management has a reasonable expectation that the Company has adequate resources to continue in operational existence for the foreseeable future. The Company will be required to raise additional funds to fully execute its business plan, however, the Company believes it has sufficient cash on hand and limited near term obligations to sustain its current operations for the next twelve months.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the six months ended August 31, 2015:

	February 28, 2015	Additions	Reclass (1)	August 31, 2015

Oil and gas properties, subject to amortization	$-	$375,000	$88,000	$463,000
Asset retirement costs	-	8,438	-	8,438
Accumulated depletion	-	(5,569)	-	(5,569)
Total oil and gas assets	$-	$377,869	$88,000	$465,869

(1)	The Company reclassified $88,000 of pre-acquisition costs associated with the Bend Arch properties acquired to oil and gas properties subject to amortization.

The depletion recorded for production on proved properties for the three months ended August 31, 2015 and 2014, amounted to $4,061 and $-0-, respectively. The depletion recorded for production on proved properties for the six months ended August 31, 2015 and 2014, amounted to $5,569 and $-0-, respectively. The Company recorded no impairment of its oil and gas properties during the three and six months ended August 31, 2015 and 2014.

Acquisition of Properties from International Western Oil Corp.

On May 4, 2015, the Company completed the acquisition of interests in the Joint Venture 1A and 1B oil and gas properties from International Western Oil Corp. (“IWO”), a related party.

As consideration for the acquisition, the Company issued to IWO, 500,000 shares of common stock valued at $0.75 per share.

The following table summarizes the purchase price and allocation of the purchase price to the net assets acquired:

Purchase price on May 4, 2015
Fair value of common stock issued	$375,000
Total purchase price	$375,000

Fair value of net assets at May 4, 2015
Oil and gas properties, subject to amortization	$375,000
Asset retirement cost	6,067
Total assets	381,067

Asset retirement obligations	(6,067)
Total liabilities	(6,067)
Net assets acquired	$375,000

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the six months ended August 31, 2015:

Amount
Asset retirement obligations as of February 28, 2015	$-
Additions	8,438
Current year revision of previous estimates	-
Accretion during the six months ended August 31, 2015	269
Asset retirement obligations as of August 31, 2015	$8,707

During the three months ended August 31, 2015 and 2014, the Company recognized accretion expense of $223 and $-0-, respectively. During the six months ended August 31, 2015 and 2014, the Company recognized accretion expense of $269 and $-0-, respectively.

Note 5 – Related Party Transactions

During the six months ended August 31, 2015, the Company recognized $502,000 of revenue for consulting services provided to IWO for which it has been fully paid.

On May 4, 2015, the Company acquired an interest in the Joint Venture 1A and 1B oil and gas properties from IWO (See Note 3).

As a part of its acquisition agreement with IWO, the Company agreed to pay a monthly retainer of $22,263 for its Texas-based operating license and field services. Through August 31, 2015, the Company has paid $111,315 of monthly fees, including fees from May through August totaling $89,052 that were expensed and recorded in lease operating expenses and $22,263 that were recorded as prepaid expenses.

Note 6 – Equity

In May 2015, the Company sold 53,333 shares of common stock to a third party at $0.75 per common share for cash proceeds of $40,000.

In June 2015, the Company sold 120,000 shares of common stock to a third party at $0.75 per common share for cash proceeds of $90,000.

In July 2015, the Company sold 53,333 shares of common stock to a third party at $0.75 per common share for cash proceeds of $40,000.

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

IWO is a wholly-owned subsidiary of and separate entity from IWPO. The Company’s management serves in similar positions with IWPO. The Company’s management also serves in the same positions with IWO. IWO is licensed by the Railroad Commission of Texas as an operator and has been feeding data and has been serving as a consultant related to exploration and acquisitions to us with regard to the Bend Arch Lion, Bend Arch Henry, and Bend Arch North Anderson projects discussed below. Although they are separate entities, IWPO does not engage in any business activities beyond serving as IWO’s parent. IWO is IWPO’s operating company. There are no formal agreements among the Company and IWO. IWO serves as a Texas-licensed oil and gas operator and on-site consultant for the Company to provide the Company with full geology reports, on-site survey work, reserve analysis and additional geology consulting work on an as-needed basis.

The Company’s objective is to tap into the high potential leases of the Central/West Texas region of the United States, aiming to unlock its potential, specifically in the prolific Bend Arch area. This area is approximately 120 miles long and 40 miles wide running from Archer County, Texas in the north to Brown County, Texas in the south. This area has been one of the most active drilling areas during the recent resurgence of United States drilling activities. To achieve the Company’s objectives, state-of the-art technology will be key since oil and natural gas reserve development is a highly technologically oriented industry. In general, the Company expects to apply geo-radiometry exploration technology to determine the drilling locations and the drilling depths.

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

Strategy and Implementation Summary

Sales Strategy

Abilene, Texas is the closest city with oil handling and sales firms. Our sales strategy in relation to spot pricing will be to produce less when the sales price is lower and produce more when the sales price is higher. To maintain the lowest production cost, we will aim to have our inventory in tanks be virtually zero. Members of the Ramsey family that are related to our CEO have business relationships with BML and West Texas Gas (WTG Jameson). The Company has started producing oil and natural gas, while leveraging Tier 1 business relationship and having entered into material agreements with BML so that, as our Tier 1 buyers, BML can handle pick-up and sales of our crude oil stock to refineries and WTG Jameson can collect natural gas from our gas lines connecting to WTG pipelines.

As such, crude oil will be picked up from the leases and natural gas can be collected as needed during the calendar month. At the end of the month the hydrocarbon total sales will be tallied by lease and the 30-day average of the daily closing of oil and gas will be tabulated. On or about the 25th of the following month the proceeds checks from oil and gas sales will be issued to the financial parties of record.

Operational Plans

As of May 4, 2015, the Company completed the acquisitions of the 4-well Bend Arch Lion 1A Joint Venture and the 6-well Bend Arch Lion 1B Joint Venture. In late August 2015, the Company completed two additional drilling projects (4B well and 5B well) from the Bend Arch Lion 1B Joint Venture. The 4B well and the 5B well had initial production (IPs) of 42 Barrels of Oil per Day (“BOPD”) and 59 BOPD, respectively. In late September 2015, the Company also successfully drilled the last well (6B) of the 6-well Bend Arch Lion 1B Joint Venture, with final completion expected in October 2015. In the last four calendar months of 2015, the Company plans bring into full production, the Bend Arch Lion 1B Joint Venture, and continue to raise more capital via equity financing options to expand its operational goal in 2016. These wells are part of the Bend Arch Lion Project located in Coleman County, Texas discussed below. Also in the last four calendar months of 2015, the Company plans to re-perforate all of the existing 4 wells of the Bend Arch Lion 1A using the new proprietary fracking method that the Company discovered in April 2015 in an effort to increase production. The leasehold of this property is currently owned by IWO. At the moment, the Bend Arch Lion 1B Joint Venture has sufficient budget for completing the 6B well as planned.

We have a plan to set up additional drilling joint ventures from the Bend Arch Lion Project leasehold from IWO once we have enough capital to do so.

The Company has plans to design a cost effective operations budget for each exploration project and each budget will vary depending on the total depth of drilling and whether it is a new drilling or a re-entry. For each project, the Company plans to hire selected operators to work under the close supervision of a core team of Company geologists, engineers and scientists.

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

The Bend Arch North Anderson Project is focused on the “Flippen Lime” pay zone at an approximate depth of 2,450 feet. The prospect acreage is located west of and adjacent to the Anson North and Anson town site fields, which is located immediately North of the City of Anson, Jones County. The fields produced from the Flippen Lime and Cook Sand. The Flippen produced a cumulative total of 140,586 barrels and the Cook Sand approximately 134,919 barrels. The Flippen lime potentials varied from 10 BOPD up to as much as 135 BOPD. In view of the data to which Management has access, the North Anson Prospect, Management believes, offers excellent possibilities for substantial production from the Flippen formation.

The Bend Arch Lion Project encompassing 777-acre leasehold in Coleman County is a multi-well exploration program out of which the Company has acquired 2 joint ventures from IWO as mentioned above. This project currently has 9 new producing wells with, Management believes, high quality proven reserves in several pay zones highlighted by the “Gray Sand” pay zone and in some instances the “Ellenberger” pay zone.

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

Results of Operations

Comparison of the Three Months Ended August 31, 2015 with the Three Months Ended August 31, 2014

Revenues

The Company generated revenues of $62,013 from oil and gas sales from the Company’s oil and gas properties for the three months ended August 31, 2015, as compared to $-0- for the three months ended August 31, 2014.

Operating Expenses

Operating expenses for the three months ended August 31, 2015 and 2014 were $120,742 and $6,787, respectively. The costs incurred during the three months ended August 31, 2015 consisted of related party monthly field service expenses, lease operating expenses, depletion and accretion, professional fees and administrative expenses associated with the normal course of business. The increase in operating expenses was primarily related to the expenses associated with the oil and gas properties acquired by the Company in May 2015.

Net Income (Loss)

Our operating results have recognized a net loss in the amount of $58,729 for the three months ended August 31, 2015 as compared to a net loss of $6,787 for the three months ended August 31, 2014. There was an increase in total net income due to revenue earned from oil and gas sales in the three months ended August 31, 2015.

Comparison of the Six Months Ended August 31, 2015 with the Six Months Ended August 31, 2014

Revenues

The Company generated revenues of $595,064 from consulting services provided to IWO related to well drilling and oil and gas sales from the Company’s oil and gas properties for the six months ended August 31, 2015, as compared to $-0- for the six months ended August 31, 2014.

Operating Expenses

Operating expenses for the six months ended August 31, 2015 and 2014 were $173,805 and $38,892, respectively. The costs incurred during the six months ended August 31, 2015 consisted of related party monthly field service expenses, lease operating expenses, depletion and accretion, professional fees and administrative expenses associated with the normal course of business. The increase in operating expenses was primarily related to the expenses associated with the oil and gas properties acquired by the Company in May 2015.

Net Income (Loss)

Our operating results have recognized net income in the amount of $421,259 for the six months ended August 31, 2015 as compared to a net loss of $38,892 for the six months ended August 31, 2014. There was an increase in total net income due to revenue earned from consulting services provided to IWO and oil and gas sales in the six months ended August 31, 2015.

Liquidity and Capital Resources

At August 31, 2015, the Company had cash in hand of $598,909.

Net cash provided by operating activities during the six months ended August 31, 2015 was $387,125 as compared to cash used in operating of $34,142 for the same period in 2014. The increase was related to revenue earned from consulting services provided to IWO and oil and gas sales in the current period.

Net cash used in investing activities during the six months ended August 31, 2015 was $-0- as compared to cash used in investing activities of $88,000 for the six months ended August 31, 2014. The Company incurred no pre-acquisition costs during the current period.

Net cash provided by financing activities during the six months ended August 31, 2015 was $170,000 as compared to cash provided by financing activities of $153,772 for the six months ended August 31, 2014. The increase in cash provided by financing activities is due to an increase of our fund raising efforts resulting in more proceeds from the issuance of common stock.

Off-Balance Sheet Arrangements

As of August 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that due to the material weakness discussed below, the Company’s disclosure controls and procedures were not effective, as of the end of the month ended August 31, 2015, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of August 31, 2015, the Company determined that the following items constituted material weaknesses:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2015, the Company sold 120,000 shares of common stock for cash proceeds of $90,000.

In July 2015, the Company sold 53,333 shares of common stock for cash proceeds of $40,000.

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

International Western Petroleum, Inc.	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
Chief Executive Officer, President,
and Chief Financial Officer(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Date: October 20, 2015	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
Chief Executive Officer, President,
and Chief Financial Officer(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

