Form 10-Q
period 2015-11-30
INTERNATIONAL WESTERN PETROLEUM, INC.
filed 2016-01-14
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

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

As of January 14, 2016, the registrant had 44,281,630 shares of common stock issued and outstanding.

INTERNATIONAL WESTERN PETROLEUM, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

November 30, 2015

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

 BALANCE SHEETS

(Unaudited)

	November 30, 2015	February 28, 2015
ASSETS

Current assets
Cash	$600,613	$41,783
Accounts receivable - oil and gas	26,605	-
Total current assets	627,218	41,783

Oil and gas properties, full cost method
Properties subject to amortization	471,438	-
Accumulated depletion	(9,438)	-
Tot oil and gas properties, net	462,000	-

Pre-acquisition costs	-	88,000
Fixed asset	23,708	-
TOTAL ASSETS	$1,112,926	$129,783

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$6,799	$4,784
Advances from related party	3,070	3,070
Total current liabilities	9,869	7,854

Long-term liabilities
Asset retirement obligations	8,917	-
TOTAL LIABILITIES	18,786	7,854

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 90,000,000 shares authorized; 44,281,630 and 43,554,964 shares issued and outstanding on November 30, 2015 and February 28, 2015, respectively	44,282	43,555
Additional paid-in capital	759,508	215,235
Retained earnings (accumulated deficit)	290,350	(136,861)
TOTAL STOCKHOLDERS’ EQUITY	1,094,140	121,929

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,112,926	$129,783

See accompanying notes to unaudited financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2015 AND 2014

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014

REVENUES:
Oil and gas sales	$53,110	$-	$146,174	$-
Consulting services – related party	81,100	-	583,100	-
TOTAL REVENUES	134,210	-	729,274	-

OPERATING EXPENSES:
Lease operating expenses	87,830	-	194,490	-
Professional fees	20,823	10,131	65,998	25,681
Other general and administrative expenses	14,734	6,090	30,866	29,432
Depletion and accretion	4,871	-	10,709	-
TOTAL OPERATING EXPENSES	128,258	16,221	302,063	55,113

NET INCOME (LOSS)	$5,952	$(16,221)	$427,211	$(55,113)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)	$0.01	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	44,281,630	43,507,790	44,079,182	43,419,982

See accompanying notes to unaudited financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2015 AND 2014

(Unaudited)

	Nine months ended November 30, 2015	Nine months ended November 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$427,211	$(55,113)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and accretion	10,709	-
Changes in operating assets and liabilities:
Accounts receivable - oil and gas	(26,605)	-
Accounts payable and accrued expenses	2,015	4,750
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	413,330	(50,363)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed asset	(24,500)	-
Pre-acquisition costs	-	(88,000)
NET CASH USED IN INVESTING ACTIVITIES	(24,500)	(88,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	13,000
Payments for related party advances	-	(22,250)
Proceeds from issuance of common stock	170,000	215,522
NET CASH PROVIDED BY FINANCING ACTIVITIES	170,000	206,272

INCREASE IN CASH	558,830	67,609

CASH - BEGINNING OF PERIOD	41,783	-

CASH - END OF PERIOD	$600,613	$67,609

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of oil and gas properties	$375,000	$-
Reclassification of pre-acquisition costs to oil and gas properties	$88,000	$-
Asset retirement obligations from acquisition of oil and gas properties	$6,067	$-
Asset retirement obligations from drilling of additional wells	$2,371	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had $600,613 and $41,783 of cash and cash equivalents at November 30, 2015 and February 28, 2015, respectively.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At November 30, 2015, $348,908 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

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

At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects. This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method. There was no ceiling test write-down recorded during the nine months ended November 30, 2015 and 2014.

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

Fixed asset

Fixed asset is stated at cost and depreciated using the straight-line method over the five-year estimated useful life of the asset.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to International Western Petroleum, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. For the three and nine months ended November 30, 2015, there were no potentially dilutive securities outstanding.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

Subsequent Events

The Company evaluated all transactions from November 30, 2015 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has generated net income of $427,211 and cash flows from operations of $413,330 during the nine months ended November 30, 2015. This revenue is mainly generated from consulting services provided to a related party and oil and gas sales from the Company’s oil and gas properties.

Management has a reasonable expectation that the Company has adequate resources to continue in operational existence for the foreseeable future. The Company will be required to raise additional funds to fully execute its business plan, however, the Company believes it has sufficient cash on hand and limited near term obligations to sustain its current operations for the next twelve months.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended November 30, 2015:

	February 28, 2015	Additions	Reclass (1)	November 30, 2015

Oil and gas properties, subject to amortization	$-	$375,000	$88,000	$463,000
Asset retirement costs	-	8,438	-	8,438
Accumulated depletion	-	(9,438)	-	(9,438)
Total oil and gas assets	$-	$374,000	$88,000	$462,000

(1)	The Company reclassified $88,000 of pre-acquisition costs associated with the Bend Arch properties acquired to oil and gas properties subject to amortization.

The depletion recorded for production on proved properties for the three months ended November 30, 2015 and 2014, amounted to $3,869 and $0, respectively. The depletion recorded for production on proved properties for the nine months ended November 30, 2015 and 2014, amounted to $9,438 and $0, respectively. The Company recorded no impairment of its oil and gas properties during the three and nine months ended November 30, 2015 and 2014.

Acquisition of Properties from International Western Oil Corp.

On May 4, 2015, the Company completed the acquisition of interests in the Joint Venture 1A and 1B oil and gas properties from International Western Oil Corp. (“IWO”), a related party.

As consideration for the acquisition, the Company issued to IWO, 500,000 shares of common stock valued at $0.75 per share.

The following table summarizes the purchase price and allocation of the purchase price to the net assets acquired:

Purchase price on May 4, 2015
Fair value of common stock issued	$375,000
Total purchase price	$375,000

Fair value of net assets at May 4, 2015
Oil and gas properties, subject to amortization	$375,000
Asset retirement cost	6,067
Total assets	381,067

Asset retirement obligations	(6,067)
Total liabilities	(6,067)
Net assets acquired	$375,000

Note 4 – Fixed Asset

The Company’s fixed asset consists of a used vehicle and has a remaining estimated useful life of five years. Fixed asset consists of the following:

	November 30, 2015	November 30, 2014
Vehicle	$24,500	$-
Less accumulated depreciation	(792)	-
Total	$23,708	$-

The Company recorded depreciation expense of $792 and $0 during the nine months ended November 30, 2015 and 2014, respectively.

Note 5 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the nine months ended November 30, 2015:

Amount
Asset retirement obligations as of February 28, 2015	$-
Additions	8,438
Current year revision of previous estimates	-
Accretion during the nine months ended November 30, 2015	479
Asset retirement obligations as of November 30, 2015	$8,917

During the three months ended November 30, 2015 and 2014, the Company recognized accretion expense of $210 and $0, respectively. During the nine months ended November 30, 2015 and 2014, the Company recognized accretion expense of $479 and $0, respectively.

Note 6 – Related Party Transactions

During the nine months ended November 30, 2015, the Company recognized $583,100 of revenue for consulting services provided to IWO for which it has been fully paid.

On May 4, 2015, the Company acquired an interest in the Joint Venture 1A and 1B oil and gas properties from IWO (See Note 3).

As a part of its amended agreement with IWO, the Company agreed to adjust the existing monthly retainer from $22,263 to $27,600 starting October 1, 2015 for its Texas-based operating license and field services due to an increase in a number of new producing wells under operations.

During the nine months ended November 30, 2014, Benjamin Tran, one of the Company’s major shareholders and a director, advanced $13,000 to the Company to fund its operations. During the nine months ended November 30, 2014, the Company made repayments of $22,250 for such advances (Dr. Tran had previously advanced $10,320 during the fiscal year that ended on February 28, 2014 and advanced $2,000 between December 1, 2014 and February 28, 2015). As of November 30, 2015 and February 28, 2015, the remaining amount due to such majority shareholder and director was $3,070. The advances to the Company are unsecured, non-interest bearing and are payable upon demand.

Note 7 – Equity

During the nine months ending November 30, 2015, the Company sold 226,666 shares of common stock of the Company for net cash proceeds of $170,000.

During the nine months ending November 30, 2014, the Company sold 287,364 shares of common stock of the Company for net cash proceeds of $215,522.

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

Overview

International Western Petroleum, Inc. (the “Company”, “We”, or “Us”) was incorporated on February 19, 2014 under the laws of the state of Nevada. We are an oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. As described below under “Operational Plans”, on May 4, 2015, the Company acquired working interests from the Bend Arch Lion 1A Joint Venture and the Bend Arch Lion 1B Joint Venture. The Company, together with its operator, International Western Oil Corporation (“IWO”), plans to drill additional oil and gas wells in 2016. The parent and 100% owner of IWO is International Western Petroleum Corporation (“IWPO”).

IWO is a wholly-owned subsidiary of and separate entity from IWPO. The Company’s management serves in similar positions with IWPO. The Company’s management also serves in the same positions with IWO. IWO is licensed by the Railroad Commission of Texas as an operator and has been feeding data and has been serving as a consultant related to exploration and acquisitions to us with regard to the Bend Arch Lion, Bend Arch Henry, and Bend Arch North Anderson projects discussed below. Although they are separate entities, IWPO does not engage in any business activities beyond serving as IWO’s parent. IWO is IWPO’s operating company. IWO serves as a Texas-licensed oil and gas operator and on-site consultant for the Company to provide the Company with full geology reports, on-site survey work, reserve analysis and additional geology consulting work on an as-needed basis. In accordance with the May 2015 acquisition agreement to acquire the working interests from the Bend Arch Lion 1A Joint Venture and the Bend Arch Lion 1B Joint Venture, the Company paid IWO, from May through September, a monthly retainer equal to $22,263 for these services. In connection with an October 2015 agreement, the Company now pays IWO a monthly retainer of $27,600. The Company charges IWO and IWO pays consulting fees on an as-billed basis for the consulting services the Company provides to IWO related to well drilling and oil and gas sales. There is no written agreement pursuant to which the Company provides these consulting services to IWO.

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

Strategy and Implementation Summary

Sales Strategy

Abilene, Texas is the closest city with oil handling and sales firms. Our sales strategy in relation to spot pricing will be to produce less when the sales price is lower and produce more when the sales price is higher. To maintain the lowest production cost, we will aim to have our inventory in tanks be virtually zero. Members of the Ramsey family that are related to our CEO have business relationships with BML and West Texas Gas (WTG Jameson). The Company has started producing oil and natural gas, while leveraging Tier 1business relationship and having entered into material agreements with BML so that, as our Tier 1 buyers, BML can handle pick-up and sales of our crude oil stock to refineries and WTG Jameson can collect natural gas from our gas lines connecting to WTG pipelines.

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

Operational Plans

As of May 4, 2015, the Company completed the acquisitions of the 4-well Bend Arch Lion 1A Joint Venture and the 6-well Bend Arch Lion 1B Joint Venture. As of November 2015, the Company has completed one additional drilling project (the 6B well) from the Bend Arch Lion 1B Joint Venture. As of January 14, 2016, the 6B well’s initial Barrels of Oil per Day (“BOPD”) production cannot be measured. This new well is part of the Bend Arch Lion Project in Coleman County, Texas discussed below. The Company has now completed drilling all 10 wells that are a part of the 4-well Bend Arch Lion 1A Joint Venture and the 6-well Bend Arch Lion 1B Joint Venture.

In the first five months of 2016, the Company plans to continue to raise more capital via equity financing options to expand its operational goal in 2016. The Company plans to re-perforate all of the existing 4 wells of the Bend Arch Lion 1A Joint Venture using the new proprietary fracking method that the Company discovered in April 2015 in an effort to increase production in the future once the West Texas Intermediate (“WTI”) crude oil price starts seeing some improvement. The leasehold of this property is currently owned by IWO. In 2016, the Company plans to focus in new acquisitions of producing oil and gas fields while taking advantage of the current low price of WTI crude oil.

We also have a plan to set up additional drilling joint ventures from the Bend Arch Lion Project leasehold from IWO once we have enough capital to do so.

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

The Bend Arch Lion Project encompassing 777-acre leasehold in Coleman County is a multi-well exploration program out of which the Company has acquired 2 joint ventures from IWO as mentioned above. This project currently has 10 new producing wellbores with, Management believes, high quality proven reserves in several pay zones highlighted by the “Gray Sand” pay zone and in some instances the “Ellenberger” pay zone.

The Company shall conduct further review historical geo-radiometric technology to a more complete and reliable level to interpret and compile the Bend Arch Lion Project data. Management believes there are the necessary inclusionary and sedimentary formations for hydrocarbon generation and deposits and geology studies have concluded that there are significant hydrocarbon reserves (approximately 5.3 Million barrels of oil) present in this lease. Geology studies to which Management has access have also identified potential drilling areas for Company geologists to further study before deciding on the exact drilling locations in the next project.

Results of Operations

Comparison of the Three Months Ended November 30, 2015 with the Three Months Ended November 30, 2014

Revenues

The Company generated revenues of $134,210 from consulting services provided to IWO related to well drilling and oil and gas sales from the Company’s oil and gas properties for the three months ended November 30, 2015, as compared to $0 for the three months ended November 30, 2014. The Company produced 1,054 barrels of oil, net to their interest, during the three months ended November 30, 2015, receiving an average oil price for the period of $43.07 per Bbl. The Company produced 4,321 Mcfs of gas, net to their interest, during the three months ended November 30, 2015, receiving an average gas price for the period of $1.78 per Mcf.

Operating Expenses

Operating expenses for the three months ended November 30, 2015 and 2014 were $128,258 and $16,621, respectively. The costs incurred during the three months ended November 30, 2015 consisted of related party monthly field service expenses, lease operating expenses, depletion and accretion, professional fees and administrative expenses associated with the normal course of business. The increase in operating expenses was primarily related to the expenses associated with the oil and gas properties acquired by the Company in May 2015.

Net Income (Loss)

Our operating results have recognized net income in the amount of $5,952 for the three months ended November 30, 2015 as compared to a net loss of $16,621 for the three months ended November 30, 2014. There was an increase in net income due to revenue earned from consulting services and oil and gas sales in the three months ended November 30, 2015.

Comparison of the Nine Months Ended November 30, 2015 with the Nine Months Ended November 30, 2014

Revenues

The Company generated revenues of $729,274 from consulting services provided to IWO related to well drilling and oil and gas sales from the Company’s oil and gas properties for the nine months ended November 30, 2015, as compared to $0 for the nine months ended November 30, 2014. The Company produced 2,737 barrels of oil, net to their interest, during the nine months ended November 30, 2015, receiving an average oil price for the period of $47.34 per Bbl. The Company produced 9,558 Mcfs of gas, net to their interest, during the nine months ended November 30, 2015, receiving an average gas price for the period of $1.74 per Mcf.

Operating Expenses

Operating expenses for the nine months ended November 30, 2015 and 2014 were $302,063 and $55,113, respectively. The costs incurred during the nine months ended November 30, 2015 consisted of related party monthly field service expenses, lease operating expenses, depletion and accretion, professional fees and administrative expenses associated with the normal course of business. The increase in operating expenses was primarily related to the expenses associated with the oil and gas properties acquired by the Company in May 2015.

Net Income (Loss)

Our operating results have recognized net income in the amount of $427,211 for the nine months ended November 30, 2015 as compared to a net loss of $55,113 for the nine months ended November 30, 2014. There was an increase in net income due to revenue earned from consulting services provided to IWO and oil and gas sales in the nine months ended November 30, 2015.

Liquidity and Capital Resources

At November 30, 2015, the Company had cash in hand of $600,613.

Net cash provided by operating activities during the nine months ended November 30, 2015 was $413,330 as compared to cash used in operating activities of $50,363 for the same period in 2014. The increase was related to revenue earned from consulting services provided to IWO and oil and gas sales in the current period.

Net cash used in investing activities during the nine months ended November 30, 2015 was $24,500 for the acquisition of a vehicle as compared to cash used in investing activities of $88,000 for the nine months ended November 30, 2014. The Company incurred no pre-acquisition costs during the current period.

Net cash provided by financing activities during the nine months ended November 30, 2015 was $170,000 as compared to cash provided by financing activities of $206,272 for the nine months ended November 30, 2014. The decrease in cash provided by financing activities is principally due to lower cash raised from the issuance of common stock.

Off-Balance Sheet Arrangements

As of November 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Disclosure of Controls and Procedures

The Company’s principal executive officer and principal financial officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that due to the material weakness discussed below, the Company’s disclosure controls and procedures were not effective, as of November 30, 2015, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.

The Company has determined that the following items are material weaknesses:

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

Item 1A. Risk Factors.

The description of our business and finances and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those described below and in prior reports filed with the SEC.

You should carefully consider the risk factors in our Annual Report on Form 10-K filed with the SEC on May 29, 2015 (the “2015 10-K”), together with all of the other information included in this report, before investing in our common stock. The risks and uncertainties described below encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described. Risks that we do not know about could occur and issues we now view as minor could become more important. If any of these risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you may lose all or part of your investment.

We refer you to our 2015 10-K for detailed discussion of the primary risks associated with our business and our securities. We believe these risks have not materially changed since we filed our 2015 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title
10.1*	Retainer Amendment Agreement with International Western Oil, dated October 1, 2015.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Western etroleum, Inc.

Date: January 14, 2016	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
Chief Executive Officer, President, and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

