Form 10-K
period 2016-02-29
INTERNATIONAL WESTERN PETROLEUM, INC.
filed 2016-06-27
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A

Number of the issuer’s common stock outstanding as of June 27, 2016: 44,477,964

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

PART I

Item 1. Business.

Our Company

International Western Petroleum, Inc. (“IWP” or the “Company”) was incorporated on February 19, 2014 as a Nevada corporation and is based in Irving, Texas. The Company was formed to conduct operations in the oil and gas industry. We are an oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. On May 4, 2015, the Company acquired significant working interests from the Bend Arch Lion 1A Joint Venture and the Bend Arch Lion 1B Joint Venture encompassing a total production of seven (7) producing oil and gas wells on a total 380 acres out of 777 acres of the Bend Arch Lion project showing proven recoverable reserves of approximately 429.48 Mbbl and 353.78 MMcf. To date, the Company, together with its affiliated operator; International Western Oil Corporation (IWO), have completed drilling an additional three (3) oil and gas wells, thus totaling ten (10) gross wells in production. It is noted that the Bend Arch Lion 1A and 1B Joint Ventures are parts of the total 777-acre leaseholds that have not been fully explored. Currently, IWO holds approximately 2,400 acres in leaseholds in the Central West Texas region. The Company plans to acquire additional leaseholds from IWO in the future.

The Company is continually seeking strategic investors to help it develop additional exploration projects located within the Bend Arch-Fort Worth Basin as well as other prime acquisition targets in the Central West, South and East Texas. As such, the Company is working on obtaining enough funding to provide a budget for new acquisitions in the remaining calendar year of 2016 as well as new exploration projects in 2017 to meet its financial objectives during the fiscal year ending February 28, 2017.

Business Strategy

We are an E&P (Exploration & Production) oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. The Company is currently managed by business and oil and gas exploration veterans who specialize in the oil and gas acquisition and exploration markets of the Central West Texas region. The Company’s goal is to tap into the high potential leases of the Central West Texas region of the United States, aiming to unlock its potential, specifically in the prolific Bend Arch-Forth Worth region. This area is approximately 120 miles long and 40 miles wide running from Archer County, Texas in the north to Brown County, Texas in the south. Indeed, it has been one of the most active drilling areas during the recent resurgence of United States drilling activities.

The Company’s Chief Executive Officer, Ross Henry Ramsey, and his family have participated in a number of exploration projects with several major oil and gas companies. Management believes that state-of the-art technology is one of the key differentiators of the Company. Oil and natural gas reserve development is a highly technologically oriented industry. Management believes that the use of leading edge technology has greatly increased the success rate of finding commercial oil or natural gas deposits. In this context, success rate means the ability to make an oil/gas well that can produce a commercialized quantity of hydrocarbons. In general, the Company expects to apply georadiometry exploration technology to determine the drilling locations and the drilling depths as it has applied this technology via its last 10 drilling projects, resulting in 100% success rate so far.

Our core business strategy is to:

(a) acquire petroleum exploration companies with moderate production growth and add capital infusion and advanced technologies to instigate explosive growth;

(b) acquire large-reserve land leases and perform initial explorations on those leases to add value as “proven reserve” properties and then sell them off at multiples of the cost basis;

(c) acquire mature oil and gas production with large reserves and apply new EOR (Enhanced Oil Recovery) methods to increase production revenues; and

(d) develop more oil and natural gas reserves via leaseholds acquisitions to increase the Company’s valuation.

Our operation strategy is to identify “prime time” hydrocarbon land leases in Texas with in-depth studies and develop proven reserves via drilling new wells and re-entering existing low production wells to maximize production and enhance valuation of our production assets. We also plan to position the Company in the international marketplace as a petroleum expert in the United States to partner up with multinational oil and gas players after establishing our new presence in the Permian Basin of Texas and applying state-of-the-art exploration technology on our new leases.

Based upon Management’s general management and petroleum exploration experience as well as its geology expertise and its ability to identify high potential acreage and high production fields, Management believes that the Company’s near future valuation as a public company is attractive.

Our immediate revenue strategy today is to acquire existing production with large reserves and unlock their full potential by new enhanced oil recovery (“EOR”) methods and drilling new wells to be hand-picked by Management. We are at full speed to acquire and develop more reserves to increase and create enduring value of our company.

Rationale

It is the time for a company like us with no liabilities to take advantage of the current low oil prices to acquire high potential production at low cost. Management believes there are opportunities for profits to be made once oil prices start moving up. Unlike many major oil companies that often drill very deep wells with a high degree of risk, we are a specialist in shallow well exploration (sub 5,000 feet) that is less expensive and has lower risk factors. That is our most important exploration practice.

Management believes our CEO is a true “oil man” who is a local West Texan and has a special talent in acquiring local “prime time” hydrocarbon land leases that have the high potential for hydrocarbon reserves. Management believes that these prospective leases are currently “under the radar” because the wells that can be drilled in these prospective leases will have the capacity to normally produce only up to 100 barrels (“Bbls”) of oil per day per well. As such, Management believes that these highly valuable leases are not economically justifiable for the major oil and gas companies in the region because such companies need the wells they dig to produce at least 300 Bbls of oil per day per well.

The basis for Management’s belief that the wells that can be drilled in the prospective leases will have the capacity to produce a reasonable amount of hydrocarbon and due to our recent studies of the general areas where we are prospecting the projects. We have obtained historic production of certain locations from the Railroad Commission of Texas (“Texas RRC”), the state regulatory agency that regulates the oil and gas industry in Texas. According to information from the Texas RRC and from informational products developed by Drillinginfo, Inc., some oil wells in the Ellenberger pay zone at approximately 4,500 feet to 5,000 feet in depth have produced up to an average of 100 barrels per day at the Initial Production (“IP”) of the primary production stage. Please find below some IP data that lists: bopd (Barrels of Oil per Day) and TD (Total Depth) from neighboring wells in Coleman County. These wells are within 3.5 miles of the location of the Bend Arch Lion project. Despite the historical production of nearby wells, there can be no assurance that the wells that can be drilled in our prospective leases will be productive.

1) J & R Petroleum (RRC# 083-36041): 85 bopd, 250 Mcf/Day – Ellenberger Formation – 4,664 feet TD, drilled in 1981;

2) Hrubetz Oil Co. (RRC# 399-33123): 305 bopd, No Gas – Ellenberger Formation – 4,750 feet TD, drilled in 1983;

3) Hrubetz Oil Co. (RRC# 399-33169): 135 bopd, No Gas – Ellenberger Formation – 5,588 feet TD, drilled in 1983;

4) Nova Exploration (RRC# 083-34177): 120 bopd, 230 Mcf/Day – Ellenberger Formation – 4,600 feet TD, drilled in 1984;

5) De Prange Oil Co. (RRC# 083-32089): 15 bopd, 1,000 Mcf/Day – Gray Sand Formation – 3,789 feet TD, drilled in 1980; and

6) De Prange Oil Co. (RRC# 083-31929): 17 bopd, 400 Mcf/Day – Gray Sand Formation – 3,760 feet TD drilled in 1980.

The Company has a highly committed international team comprised of a 4th generation “oil man”, an international business executive, and a petroleum expert who will team up with local senior geologists having high credentials and in-depth local experience.

The Company is currently listed on the OTCQB marketplace of OTC Link as an E&P oil and gas company. The Company intends to upgrade to a senior US stock exchange in the future.

Technologies

Management believes that technology is one of the key differentiators of the Company. Oil and natural gas reserve development is a highly technologically oriented industry; many techniques developed by the industry are now used in other industries, including the space program. Management believes that technological innovations have made it possible for the oil and natural gas industry to furnish the fuels that power the world economy. Management also believes that technology has greatly increased the success rate of finding commercial oil or natural gas deposits. In this context, success rate means the ability to make an oil/gas well that can produce a commercialized quantity of hydrocarbon. According to the website of the hydrocarbon imaging company we hired, www.hydrocarbonimaging.com, the georadiometry exploration technology that the Company will be using provides a radiometric imaging service that rivals conventional seismic and downhole logging via a surface survey of the “radiation footprint” of a given area of geography. This technology goes beyond conventional techniques in both arenas of cost and reserve identification. In general, the Company expects to apply the following technologies to determine the drilling locations and the drilling depths.

Georadiometry

The use of 3-D Hydrocarbon Imaging brought georadiometric technology into the cutting edge of identifying and quantifying oil reservoirs and reserves with sophisticated field equipment and software integration abilities that aided explorers in locating oil and gas leasehold reserves. All specific drilling recommendations and opinions are based upon the technical results of inferences from global positioning satellites, electrical, and gamma ray devices and calibrated measurements based on georadiometric technology. 3-D Hydrocarbon Imaging rivals conventional seismic and downhole logging for reserve identification. This technology goes beyond conventional techniques in both arenas of cost and reserve identification and has been leveraged to meet the needs of the industry. 3-D Hydrocarbon Imaging has taken historical radiometric technology to a more complete and reliable level today. Historical documentation of radiometric’s success ratio and interpretation average above 90% in its accuracy. To date, this radiometry technology has demonstrated that it has clearly improved on this with its thoroughness in gathering field data and applying its sophisticated computer modeling and interpretation.

Hydrocarbon Satellite Imaging

Hydrocarbon survey maps are generated from several data sources downloaded from scientific instruments installed on Earth orbit satellites. These instruments are designed to retrieve physical data from outer space as well as from the Earth. Instruments installed on the satellites include, for our use, Radar, Infrared (Temperature), Radiation (Radiometrics), Dialectic Potential (Tellurics), Ionization, and Geo-Magnetics. These data sets are stacked and embedded into each data stream that result in the final map interpretation. All of these exploration techniques can be done separately with land based tools but with the use of satellites it is possible to cover much larger areas more economically.

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

At IWP, we have a passion for Geoscience while understanding complex mineralogy in shale reservoirs and better determining zones prone to fracture stimulation. This technology knows where to frack by providing us with rapid loads of massive data while delivering game changing levels of collaboration: multi-well, multi-user and multi interpreter. Our field engineers, geologists and petrophysicists work together for better drilling decisions.

“Green” Enhanced Oil Recovery (EOR) Technology

With billions of barrels of oil remain untapped around the world, the Company has recently identified a proven EOR technology that has been applied to diverse environments in over 40 oil fields in 4 continents with 92% average increase in mature productions in over 300 well applications. This proprietary technology produces environmentally safe, consistent and repeatable results, thus increasing cash flow, oil reserves, and property value.

Reservoir Estimate

The Company acquired the working interests of the 2 production joint ventures in the Bend Arch-Fort Worth region of Texas. The Bend Arch is a prolific structure that, Management believes, still contains a vast amount of commercial hydrocarbons. This structure has yielded a large amount of commercial revenue from hydrocarbon recovery for over 80 years. Management believes that a study of the history of prospecting for oil and gas in the Bend Arch reveals that a treasure trove of oil and gas reserves still exist because, Management believes, early oilmen often failed to use a methodical approach or a calculated drilling program to fully find and develop many of the fields that exist in the Bend Arch.

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

Oil and Gas Market Outlook

According to an April 2016 press release discussing the consulting firm Frost & Sullivan’s release of a report entitled, 2016 Global Outlook of the Oil and Gas Industry, “the decline in the oil price is causing hardships for some exploration companies, but will increase opportunities for those with the financial resources to acquire value assets that become available.”

(The below is a summary of Portions of “The Outlook for Energy: A View to 2040 – Highlights”

http://www.exxonmobil.com/MENA-English/PA/Files/English_Energy_Outlook2013_Highlights.pdf)

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

In one of the most significant development shown over the Outlook for Energy, advancements in drilling technology will cause natural gas to overtake coal as the No. 2 fuel source by 2040. Oil is projected to remain the No.1 fuel. Oil and gas will supply 60 % of global demand in 2040, up from 55% percent in 2010.

Sales Strategy

Abilene, Texas is the closest city with oil handling and sales firms. Our sales strategy in relation to spot pricing will be to produce less when the sales price is lower and produce more when the sales price is higher. To maintain the lowest production cost, we will aim to have our inventory be virtually zero. Members of the Ramsey family that are related to our CEO have business relationships with BML and Transport Oil. The Company intends to leverage these business relationships in order to enter into material agreements with BML and Transport Oil so that, as our tier 1 buyers, they can handle pick-up and sales of our crude stock to refineries.

As such, crude oil will be picked up from the leases as needed during the calendar month. At the end of the month the crude total sales will be tallied by lease and the 30-day average of the daily closing of oil will be tabulated. On or about the 25th of the following month the proceeds checks will be issued to the financial parties of record.

Operational Plans

During fiscal year 2017, the Company is actively looking for large-reserve oil and gas concessions and existing production to acquire and continue to raise enough capital via equity financing options to meet its operational goal in fiscal year 2017.

Based on Management’s general management and petroleum exploration experience as well as its geology expertise, the Company believes in its ability to identify high potential acreages and high production fields.

Since the fourth quarter of fiscal year 2015, the Company has reviewed several good acquisition candidates in the West, Permian Basin and South Texas. After identifying any new prospect, additional research and evaluation was carried out using personal contacts, geologists, seismic, satellite hydrocarbon imaging, production data and every available resource to glean information and data in order to make an acquisition decision. Our operational plan after each acquisition is to increase production of the acquired oil and gas properties using state-of-the-art production technologies using a designated budget pre-approved by the Company’s senior management team.

The Company has plans to design a cost effective operating budget for each exploration project associated with an acquisition project and each budget will vary depending on the total depth of drilling and whether it is a new drilling or a re-entry. For each project, the Company plans on hiring selected operators to work under the close supervision of a core team of Company geologists, engineers and scientists.

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

The Company also has an immediate operational plan to apply selective leading edge Enhanced Oil Recovery (“EOR”) technologies from technology vendors to improve existing production after each future acquisition.

To date, the Company has prospected and completed several exploration and acquisition projects:

On May 4, 2015, the Company acquired a 39.5% working interest from International Western Oil Corporation (“IWO”) in the Bend Arch Lion 1A Joint Venture (the Pittard Bend Arch White property encompassing 160 acres – State ID# 21488) (the “1A Venture”) and a 50% working interest in the Bend Arch Lion 1B Joint Venture (the Pittard Bend Arch Red property encompassing 220 acres - State ID# 13121) (the “1B Venture”). By acquiring these working interests, the Company will directly receive the share of working interest revenue (after accounting for applicable taxes, expenses, and landowner royalties) IWO was receiving prior to the acquisitions.

Exploration

The Bend Arch Lion Project is a multi-well exploration opportunity that includes several drilling programs. In May 2015, the Company acquired significant working interests from two drilling joint venture programs as described in more detail below. Management believes this is the first achievement of our core business as the result of our in-depth studies showing high quality proven reserves in several pay zones highlighted by the “Gray Sand” pay zone and in some instances the “Ellenberger” pay zone.

The Bend Arch Tiger Project is multi-well exploration program expanding over 310 acres, also located in the historical Bend Arch/Ft. Worth Basin. The Bend Arch Tiger Project targets the Ellenburger formation expanding over 310 acres, also located in the historical Bend Arch/Ft. Worth Basin. This project has is an infield drilling package aimed at 4,700 feet highlighted by the Ellenburger and Jennings Sand pay zones as well as many others. At the present time, this project is under a very extensive study for horizontal drilling using a new, proprietary exploration technology that, management believes, can offer a substantial increase from the normal production in this field. Currently, there are producers drilled in 1983 with a very low and stable decline curve. IWP has access to injection well from this leasehold for the Bend Arch Lion 1A JV and has identified initial drilling locations to date.

Completed Acquisitions

The Bend Arch Lion 1A JV is a 160-acre leasehold having 4 producing wells which have been drilled by our Texas-based operating partner International Western Oil. In May 2015, the Company acquired working interests of this leasehold which has been surveyed with high quality proven reserves encompassing several pay zones highlighted by the Gray Sand and in some instances the Ellenburger pay zone. The Company plans to apply a suitable EOR technology after further review in in order to increase its production. Based on our recent studies, there are the necessary inclusionary and sedimentary formations for hydrocarbon generation and deposits and geology studies have concluded that there are significant hydrocarbon reserves present on this property. With additional geology studies, we have also identified additional drilling locations on this concession.

The Bend Arch Lion 1B JV is a 220-acre leasehold having 6 new producing wells which have been drilled by our Texas-based operating partner International Western Oil. In May 2015, the Company acquired working interests of this leasehold which has been surveyed with high quality proven reserves encompassing several pay zones highlighted by the Gray Sand and in some instances the Ellenburger pay zone. At the moment, the leasehold has 3 producing wells coming from the Gray Sand formation and 3 producing wells coming from the Ellenberger formation. The Company plans to apply a suitable EOR technology on the Ellenburger formation to significantly increase its production in the second quarter of fiscal year 2017. Based on our recent studies, there are the necessary inclusionary and sedimentary formations for hydrocarbon generation and deposits and geology studies have concluded that there are significant hydrocarbon reserves present on this property. With additional geology studies, we have also identified additional drilling locations on this concession.

As of February 29, 2016, the 1A Venture property had four (4) gross oil and gas wells (1.58 net wells). The initial production of this property started in April 2014.

As of February 29, 2016, the 1B Venture property had six (6) gross oil and gas wells (3 net wells). The initial production of this property started in March 2015.

The data below is based on the SEC Non-Escalated Analysis of Estimated Proved Reserve of the Bend Arch Lion 1A and Bend Arch Lion 1B leaseholds in which the Company has certain interests. As of March 1, 2016, this evaluation report was prepared by an independent third party Ralph E. Davis Associates LLC, an Opportune Company which is a SEC-qualified reservoir engineering firm based in Houston, Texas.

Estimated Proved Reserves

Net to International Western Petroleum, Inc.

SEC Non-Escalates Analysis

As of March 1, 2016

	Proved
	Producing	Behind Pipe	Undeveloped	Total
Net Reserves
Oil/ condensate - MBbls	12.15	54.32	75.68	142.15
Gas - MMCF	38.62	13.58	62.75	114.95

Income Data (in thousands)
Future gross revenue	$581.83	$2,353.74	$3,347.75	$6,283.32
Ad valorem taxes	$14.55	$58.84	$83.69	$157.08
Severance taxes	$28.58	$108.89	$156.84	$294.31
Operating costs	$228.48	$208.14	$357.60	$794.22
Capital costs	$-	$164.16	$947.57	$1,111.73
Undiscounted cash flows	$310.22	$1,813.71	$1,802.05	$3,925.99
Discounted cash flows at 10%	$259.60	$1,126.97	$982.10	$2,368.67

The unit prices used throughout this report for crude oil, condensate, and natural gas are based upon the appropriate prices in effect the first trading day of each month from March 2015 through February 2016 and averaged for the year.

These acquisitions are described in more detail below, under “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

International Western Petroleum Corporation (“IWPO”), for which our management serves in similar positions and for which is majority owned by the CEO and Chairman of the Company, has a wholly-owned subsidiary and separate entity called International Western Oil Corporation (“IWO”). Our management also serves in the same positions with IWO. IWO is licensed by the Texas RRC as an operator and has been feeding data and has been serving as a consultant related to exploration and acquisition activity to us with regard to the Bend Arch Lion, Bend Arch Tiger, and other projects. IWPO does not engage in any business activities beyond serving as IWO’s parent. IWO is IWPO’s operating company. IWO serves as a Texas-licensed oil and gas operator and on-site consultant for the Company to provide the Company with operation support, Texas RRC regulation compliance, full geology reports, on-site survey work, initial reserve analysis and additional geology consulting work on an as-needed basis. IWP pays IWO a monthly operator fee $27,600.

Acquisition Candidates

The Company has recently identified a few acquisition opportunities in the following regions:

West Texas: 7,000-acre leaseholds having 101 wellbores approximately 4,900 ft. deep producing 84 bopd and 1,100 Mcfpd.

Permian Basin: 840-acre leaseholds of Sprayberry formation targeting 1,500 bopd and 500 Mcfpd with offset wells from ConocoPhillips, Marathon Oil and Devon Energy.

South Texas: 2,100-acre leaseholds having 775 MBbls of proven reserves including 34 wellbores producing 72 bopd with new drilling opportunities.

Texas Gulf Coast: 73,100-acre leaseholds with daily production of 15,700 Mcfpd and 122 bopd current production, or $1.9 million net income per month current production at current prices.

Intellectual Property

The Company possesses proprietary fracturing and completion methodology for sub-5000 ft wells within the Ellenburger formation but has not yet filed any patent application with the U.S. PTO.

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

During the year ended on February 29, 2016, the Company did not pay these five employees.

Mr. Ramsey devotes approximately 50 hours per week to our affairs and approximately 10 hours per week in total to the affairs of IWPO and IWO. Mr. Ramsey serves as Chief Executive Officer and President of both IWPO and IWO. Mr. Ramsey dedicated 100% of his time to the Company during fiscal year ending February 29, 2016.

Mr. Tran devotes approximately 40 hours per week to our affairs and approximately 10 hours per week in total to the affairs of IWPO and IWO. Mr. Tran serves as Secretary and Director of both IWPO and IWO. Mr. Tran dedicated 100% of his time to the Company during fiscal year ending February 29, 2016.

Mr. Steve Phu, Mr. Jeff Phu and Mr. Tony Vu, each devotes approximately 8 hours per week to our business and corporate development affairs. They are part-time employees.

Dr. Syed Ahmad is our consulting Chief Geologist who is devoted to our core projects on an as-needed basis. We plan to convert his working status to a full time employee upon achieving our immediate financial goals.

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

If we raise additional capital subsequent to this offering through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, we may also have to issue securities that may have rights, preferences and privileges senior to our Common Stock. In the event we seek to raise additional capital through the issuance of debt or its equivalents, this will result in increased interest expense.

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

AS WE CONTINUE TO DEVELOP OUR OPERATIONS, WE WILL BE SUBJECT TO HAZARDS AND RISKS INHERENT IN THE DRILLING, PRODUCTION, AND TRANSPORTATION OF CRUDE OIL AND NATURAL GAS

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

THE OFFERING PRICE OF THE COMMON STOCK WAS DETERMINED BASED ON THE PRICE OF OUR PRIVATE OFFERING, AND THEREFORE SHOULD NOT BE USED AS AN INDICATOR OF THE FUTURE MARKET PRICE OF THE SECURITIES. THEREFORE, THE OFFERING PRICE BEARS NO RELATIONSHIP TO OUR ACTUAL VALUE, AND MAY MAKE OUR SHARES DIFFICULT TO SELL.

Since our shares are not listed or quoted on any exchange or quotation system, the offering price of $0.75 per share for the shares of common stock was determined based on the price of our private offering. The facts considered in determining the offering price were our financial condition and prospects, our limited operating history and the general condition of the securities market. The offering price bears no relationship to the book value, assets or earnings of our company or any other recognized criteria of value. The offering price should not be regarded as an indicator of the future market price of the securities.

OUR COMMON STOCK IS CONSIDERED A PENNY STOCK, WHICH MAY BE SUBJECT TO RESTRICTIONS ON MARKETABILITY, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of Common Stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction; the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our Common Stock. As long as our shares of Common Stock are subject to the penny stock rules, the holders of such shares of Common Stock may find it more difficult to sell their securities.

Item 1B. Unresolved Staff Comments.

This information is not required for smaller reporting companies.

Item 2. Properties.

The Company is using the office provided by IWO at 5525 North McArthur Blvd., Suite 280, Irving, TX 75038. Since the Company has entered into an agreement with IWO to pay IWO a monthly budget for operating license and field services starting May 2015, the Company shall not need to pay IWO for the lease of this office space.

Our Company is engaged in oil and gas producing activities and is thus subject to the information requirements of Subpart 1200 of Regulation S-K.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of April 14, 2016, common stock began trading on the OTC QB market under the trading symbol INWP. Our stock is thinly traded and there is no active trading market developed for our shares of common stock.

Holders of Capital Stock

As of June 27, 2016, we have 82 holders of our common stock.

Stock Option Grants

We do not have a stock option plan in place and have not granted any stock options at this time. The Company plans to create a Stock and Stock Option plan during Q2 of FY2017.

Item 6. Selected Financial Data

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

International Western Petroleum, (the “Company”, “We”, or “Us”) was incorporated on February 19, 2014 under the laws of the state of Nevada. We are an oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. As of March 1, 2016, the SEC Non-Escalated Analysis of Estimated Proved Reserve of the Bend Arch Lion 1A and Bend Arch Lion 1B leaseholds shows 142.15 Mbbl in oil net reserves out of 429.48 Mbbl in oil gross reserves and 114.95 MMcf in natural gas net reserves out of 353.78 MMcf in natural gas gross reserves.

The reserves associated with the report from Ralph E. Davis Associates LLC (an Opportune Company) have been classified in accordance with the definitions of the Securities and Exchange Commission as found in Part 210 —Form and Content of and Requirements for Financial Statements, Securities Act of 1933, Securities Exchange Act of 1934, Public Utility Holding Company Act of 1935, Investment Company Act of 1940, Investment Advisers Act of 1940, and Energy Policy and Conservation Act of 1975, under Rules of General Application § 210.4-10 Financial accounting and reporting for oil and gas producing activities pursuant to the Federal securities laws and the Energy Policy and Conservation Act of 1975.

In fiscal year 2017, the Company’s main objective is to take advantage of the current low oil prices to actively look for large-reserve oil and gas concessions and productions, aiming to participate with international capital partners for large-scale transactions related to buyouts and joint ventures. In the meantime, the Company will continue to raise capital to acquire smaller oil and natural gas properties in the West, Central West, East and South Texas aiming to increase its revenues via these acquisitions and continue to improve the existing production revenues of the Bend Arch Lion joint ventures via EOR methods as mentioned in the Operational plan above. It should be noted that during the fourth quarter of 2015, the Company temporarily reduced the production of the Bend Arch Lion 1A and the Bend Arch Lion 1B due to oil prices of that period to reserve its oil and natural gas reservoirs. The Company also experienced harsh weather with unusual flooding conditions in Coleman County, TX during November and December 2015 which had a negative effect on the production from the Bend Arch Lion 1A and 1A properties during that short period of time.

In fiscal year 2017, the Company’s secondary objective is to continue tapping into the high potential leases of the Central West Texas region of the United States, aiming to unlock its potential via reserves development to increase its oil and gas assets, specifically in the prolific Bend Arch-Fort Worth Basin. This area is approximately 120 miles long and 40 miles wide running from Archer County, Texas in the north to Brown County, Texas in the south. This area has been one of the most active drilling areas during the recent resurgence of United States drilling activities. To achieve the Company’s objectives, state-of the-art technology will be key since oil and natural gas reserve development is a highly technologically oriented industry. Due to the recent 100% success rate from the last ten (10) drillings on the Bend Arch Lion joint ventures, in general, the Company expects to continue to apply georadiometry exploration technology to determine the drilling locations and the drilling depths in future drilling activities in which the Company plans to start again in 2017 as Management predicts oil prices will reach a more profitable level for the Company if we would delay new drilling programs until next year.

The Company is planning to apply to uplist to NASDAQ Capital Markets in late June 2016 to further its growth plan.

Results of Operations

Revenues

The Company generated revenues of $172,890 from oil and gas production sales during the year ended February 29, 2016 compared to $0 during the year ended February 28, 2015. The increase was related to the acquisition of the Company’s oil and gas properties during the current year.

Operating Expenses

Operating expenses for the year ended February 29, 2016 and the February 28, 2015 were $473,051 and $80,523 respectively. The increase was primarily related to lease operating expenses and other costs incurred related to the acquisition and operation of the Company’s oil and gas properties during the current year.

Net Loss

Our operating results have recognized net loss in the amount of $300,161 for the year ended February 29, 2016 as compared to a net loss of $80,523 for the year ended February 28, 2015. The increase was primarily related to additional costs incurred during the current year related to the acquisition and operation of the Company’s oil and gas properties.

Liquidity and Capital Resources

On February 29, 2016 and February 28, 2015, the Company had cash of $542,228 and $41,783, respectively.

Net cash used in operating activities during the year ended February 29, 2016 was $253,155 as compared to cash used in operating activities of $78,489 for the same period in 2015. The increase was related to additional costs incurred during the year ended February 29, 2016 related to the maintenance and repair of the Company’s newly acquired oil and gas properties.

Net cash used in investing activities during year ended February 29, 2016 was $24,500 for the acquisition of a vehicle as compared to cash used in investing activities of $88,000 for the year ended February 28, 2015. The Company incurred no pre-acquisition costs during the current year.

Net cash provided by financing activities during the year ended February 29, 2016 was $778,100 as compared to cash provided by financing activities of $208,272 for the year ended February 28, 2015. The increase in cash provided by financing activities was primarily related to $583,100 of contributed capital received in the current year.

Off-Balance Sheet Arrangements

As of February 29, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Critical Accounting Policies

Oil and Gas Properties, Full Cost Method

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

At the end of each quarter, the unamortized cost of oil and gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects. Costs in excess of the present value of estimated future net revenues are charged to impairment expense. This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

International Western Petroleum, Inc.

Irving, Texas

We have audited the accompanying balance sheets of International Western Petroleum, Inc. as of February 29, 2016 and February 28, 2015 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended February 29, 2016 and February 28, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of International Western Petroleum, Inc. as of February 29, 2016 and February 28, 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations and has negative operating cash flows, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
June 27, 2016

INTERNATIONAL WESTERN PETROLEUM, INC.

BALANCE SHEETS

	February 29, 2016	February 28, 2015
ASSETS

Current assets
Cash	$542,228	$41,783
Total current assets	542,228	41,783

Oil and gas properties, full cost method
Properties subject to amortization	1,005,392	-
Accumulated depletion and amortization	(34,279)	-
Total oil and gas properties, net	971,113	-

Pre-acquisition costs	-	88,000
Other fixed assets	22,486	-
TOTAL ASSETS	$1,535,827	$129,783

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$13,138	$4,784
Accounts payable and accrued expenses - related parties	538,688	3,070
Total current liabilities	551,826	7,854

Long-term liabilities
Asset retirement obligations	9,133	-
TOTAL LIABILITIES	560,959	7,854

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 90,000,000 shares authorized; 44,314,964 and 43,554,964 shares issued and outstanding on February 29, 2016 and February 28, 2015, respectively	44,315	43,555
Additional paid-in capital	1,367,575	215,235
Accumulated deficit	(437,022)	(136,861)
TOTAL STOCKHOLDERS’ EQUITY	974,868	121,929

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,535,827	$129,783

See accompanying notes to financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

	For the Year Ended,
	February 29, 2016	February 28, 2015
REVENUES:
Oil and gas sales	$172,890	$-

OPERATING EXPENSES:
Lease operating expenses	44,562	-
Lease operating expenses - related party	249,315	-
General and administrative expenses	142,186	80,523
Depletion, depreciation, and accretion	36,988	-
TOTAL OPERATING EXPENSES	473,051	80,523

NET LOSS	$(300,161)	$(80,523)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	44,131,230	43,453,190

See accompanying notes to financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, February 28, 2014	43,267,600	$43,268	$-	$(56,338)	$(13,070)
Common stock issued for cash	287,365	287	215,235	-	215,552
Net loss	-	-	-	(80,523)	(80,523)
Balance, February 28, 2015	43,554,964	43,555	215,235	(136,861)	121,929
Common stock issued for cash	260,000	260	194,740	-	195,000
Common stock issued for acquisition of oil and gas properties	500,000	500	374,500	-	375,000
Contributed capital	-	-	583,100	-	583,100
Net loss	-	-	-	(300,161)	(300,161)
Balance, February 29, 2016	44,314,964	$44,315	$1,367,575	$(437,022)	$974,868

See accompanying notes to financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

	For the Year Ended,
	February 29, 2016	February 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(300,161)	$(80,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, and accretion	36,988	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	8,354	2,634
Accounts payable and accrued expenses - related parties	1,664	-
NET CASH USED IN OPERATING ACTIVITIES	(253,155)	(78,489)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(24,500)	-
Pre-acquisition costs	-	(88,000)
NET CASH USED IN INVESTING ACTIVITIES	(24,500)	(88,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	15,000
Payments for related party advances	-	(22,250)
Proceeds from issuance of common stock	195,000	215,522
Contributed capital	583,100	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	778,100	208,272

INCREASE IN CASH	500,445	41,783

CASH - BEGINNING OF YEAR	41,783	-

CASH - END OF YEAR	$542,228	$41,783

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued oil and gas development costs payable to related party	$533,954	$-
Fair value of common stock issued to related party for oil and gas properties	$375,000	$-
Reclassification of pre-acquisition costs to oil and gas properties	$88,000	$-
Asset retirement obligations from acquisition of oil and gas properties	$6,067	$-
Asset retirement obligations – change in estimate	$2,371	$-

See accompanying notes to financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC

NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization, Nature of Operations and summary of Significant Accounting Policies

The accompanying financial statements of International Western Petroleum, Inc. (“IWP” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).

International Western Petroleum, Inc. (“IWP” or the “Company”) was incorporated on February 19, 2014 as a Nevada corporation. The Company was formed to conduct operations in the oil and gas industry. The Company’s principal operating properties are located in the Ellenberger formation in Coleman County, Texas.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of the year or less to be cash equivalents. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At February 29, 2016, $292,228 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Sales to one customer comprised 100% of the Company’s total oil and gas revenues for the year ended February 29, 2016. The Company believes that, in the event that its primary customer is unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Oil and Gas Properties , Full Cost Method

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

At the end of each quarter, the unamortized cost of oil and gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects. Costs in excess of the present value of estimated future net revenues are charged to impairment expense. This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method.

The Company capitalizes pre-acquisition costs directly identifiable with specific properties when the acquisition of such properties is probable. Capitalized pre-acquisition costs are presented in the balance sheet.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Renewals and betterments which extend the life or improve existing equipment are capitalized. Upon disposition or retirement of equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 3 to 10 years.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to International Western Petroleum, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. For the years ended February 29, 2016 and February28, 2015, there were no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2016 and 2015, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows. In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and have not yet determined the method by which the Company will adopt the standard in 2017.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the Company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the company’s ability to continue as a going concern. ASU 2014-15 is effective for years beginning after December 15, 2016. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

Subsequent Events

The Company has evaluated all transactions through the date the financial statements were issued for subsequent event disclosure consideration.

Note 2 – Going Concern

The Company remains dependent upon funding from non-operating sources, principally related parties. The Company’s financial statements have been presented on the basis that is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company generated a net loss of $300,161 and used $253,155 of cash in operations during the year ended February 29, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be required to curtail or cease its operations. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the year ended February 29, 2016:

	February 28, 2015	Additions	Reclass (1)	February, 29 2016

Oil and gas properties, subject to amortization	$-	$908,954	$88,000	$996,954
Asset retirement costs	-	8,438	-	8,438
Accumulated depletion	-	(34,279)	-	(34,279)
Total oil and gas assets	$-	$883,113	$88,000	$971,113

(1)	The Company reclassified $88,000 of pre-acquisition costs associated with the Bend Arch properties acquired to oil and gas properties subject to amortization. Accordingly, prior to February 28, 2015, the Company had no oil and gas properties.

The depletion recorded for production on proved properties for the years ended February 29, 2016 and February 28, 2015, amounted to $34,279 and $0, respectively.

During the year ended February 29, 2016, additions to oil and gas properties subject to amortization consisted of the acquisition of oil and gas properties (described below) of $375,000 and development costs related to the completion of several wells in the Joint Venture 1A and 1B property of $533,954.

Acquisition of Properties from International Western Oil Corp.

On May 4, 2015, the Company completed the acquisition of interests in the Joint Venture 1A and 1B oil and gas properties from International Western Oil Corp. (“IWO”), a related party.

As consideration for the acquisition, the Company issued to IWO, 500,000 shares of common stock valued at $0.75 per share.

The following table summarizes the purchase price and allocation of the purchase price to the net assets acquired:

Purchase price on May 4, 2015
Fair value of common stock issued	$375,000
Total purchase price	$375,000

Fair value of net assets at May 4, 2015
Oil and gas properties, subject to amortization	$375,000
Asset retirement cost	6,067
Total assets	381,067

Asset retirement obligations	(6,067)
Total liabilities	(6,067)
Net assets acquired	$375,000

Note 4 – Fixed Assets

The Company’s fixed assets consisted of a used vehicle and has a remaining estimated useful life of five years. Fixed asset consists of the following:

	February 29, 2016	February 28, 2015
Vehicle	$24,500	$-
Accumulated depreciation	(2,014)	-
Total	$22,486	$-

The Company recorded depreciation expense of $2,014 and $0, respectively, during the years ended February 29, 2016 and February 28, 2015.

Note 5 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the year ended February 29, 2016:

Amount
Asset retirement obligations as of February 28, 2015	$-
Additions	6,067
Current year revision of previous estimates	2,371
Accretion during the year ended February 29, 2016	695
Asset retirement obligations as of February 29, 2016	$9,133

During the years ended February 29, 2016 and February 28, 2015, the Company recognized accretion expense of $695 and $0, respectively.

Note 6 – Related Party Transactions

During the year ended February 29, 2016, the Company received $583,100 of cash from IWO which the Company recorded as contributed capital.

On May 4, 2015, the Company acquired an interest in the Joint Venture 1A and 1B oil and gas properties from IWO in exchange for 500,000 shares of the Company’s common stock (see Note 3).

As a part of its amended agreement with IWO, the Company agreed to pay a monthly operator fee to IWO of $22,263 that increased to $27,600 starting October 1, 2015 for its Texas-based operating license and field services. During the year ended February 29, 2016, the Company expensed $249,315 of related party monthly operator fees which are recorded in lease operating expenses – related party.

As of February 29, 2016 and February 28, 2015, the Company had outstanding accounts payable and accrued expenses – related parties of $538,688 and $3,070, respectively. At February 29, 2016, amounts owed to related parties consisted of $535,618 owed to IWO (of which $533,954 was owed for accrued oil and gas development costs and $1,664 was owed for lease operating expenses) and $3,070 owed to a shareholder for advances to the Company. At February 28, 2015, the $3,070 related party payable was comprised of amounts owed to a shareholder for advances to the Company.

Note 7 – Equity

During the year ended February 28, 2015, the Company sold 287,364 shares of the Company’s common stock for net cash proceeds of $215,522.

During the year ended February 29, 2016, the Company sold 260,000 shares of the Company’s common stock for net cash proceeds of $195,000, issued 500,000 shares of the Company’s common stock to a related party to acquire an oil and gas property (see Note 3), and received $583,100 of funds from a related party as contributed capital (see Note 6).

Note 8 – Income Taxes

Due to the Company’s net losses, there were no provisions for income taxes for the years ended February 29, 2016 and February 28, 2015.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 35% is principally due to the change in the valuation allowance.

Deferred income tax assets for the years ended February 29, 2016 and February 28, 2015 are as follows:

Deferred Tax Assets	Year Ended February 29, 2016	Year Ended February 28, 2015
Difference in depletion, depreciation, and capitalization methods	$15,133	$-
Net operating losses	122,045	28,567
Total deferred tax assets	137,158	28,567
Less valuation allowance	(137,158)	(28,567)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at February 29, 2016 and February 28, 2015. The net change in the total valuation allowance from February 28, 2015 and February 29, 2016, was an increase of $108,591.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of February 29, 2016 and February 28, 2015, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor was any interest expense or penalties recognized for the years ended February 29, 2016 and February 28, 2015.

As of February 29, 2016, the Company has federal net operating loss carryforwards of approximately $437,022 for federal and state tax purposes, respectively, which if not utilized, will expire beginning in 2034, respectively, for both federal and state purposes.

Utilization of NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code (the “Code”), as amended, as well as similar state provisions. In general, an “ownership change” as defined by the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain shareholders or public groups.

Due to the impact of temporary and permanent differences between the book and tax calculations of net loss, the Company experiences an effective tax rate above the federal statutory rate of 35%.

Note 9 – Subsequent Events

Subsequent to February 29, 2016, the Company sold 163,000 shares of its common stock for net cash proceeds of $122,250.

Note 10 – Supplemental Oil and Gas Disclosures (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities

The estimates of proved oil and gas reserves utilized in the preparation of these statements were prepared by Ralph E. Davis, using reserve definitions and pricing requirements prescribed by the SEC. The Company used a combination of production performance and offset analogies, along with estimated future operating and development costs as provided by the Company and based upon historical costs adjusted for known future changes in operations or developmental plans, to estimate our reserves.

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. All estimates of proved reserves are determined according to the rules prescribed by the SEC. These rules indicate that the standard of “reasonable certainty” be applied to the proved reserve estimates. This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since February 29, 2016. The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company’s proved reserves are proved developed non-producing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

All of the Company’s reserves are located in the United States.

	February 29, 2016	February 28, 2015
Proved oil and gas properties	$1,005,392	$-
Unproved oil and gas properties	-	-
Accumulated depreciation, depletion and amortization	(34,279)	-
Total acquisition, development and exploration costs	$971,113	$-

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

At February 29, 2016 and February 28, 2015, unevaluated costs of $0 were excluded from the depletion base.

	February 29, 2016	February 28, 2015
Acquisition of properties – proved	$381,067	$-
Acquisition of properties – unproved	-	-
Exploration costs	88,000	-
Development costs	536,325	-
Total costs incurred	$1,005,392	$-

Estimated Quantities of Proved Oil and Gas Reserves

The following table sets forth proved oil and gas reserves together with the changes therein, proved developed reserves and proved undeveloped reserves for the years ended February 29, 2016 and February 28, 2015. Units of oil are in thousands of barrels (MBbls) and units of gas are in millions of cubic feet (MMcf). Gas is converted to barrels of oil equivalents (MBoe) using a ratio of six Mcf of gas per Bbl of oil.

	2016			2015
	Oil	Gas	BOE	Oil	Gas	BOE
Proved reserves:
Beginning of year	-	-	-	-	-	-
Revisions	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-
Purchases of minerals-in-place	146	128	167	-	-	-
Sales of minerals-in-place	-	-	-	-	-	-
Production	(4)	(13)	(6)	-	-	-
End of year	142	115	161	-	-	-

Proved developed reserves:
Beginning of year	-	-	-	-	-	-
End of year	12	38	18	-	-	-

Proved behind pipe reserves:
Beginning of year	-	-	-	-	-	-
End of year	54	14	57	-	-	-

Proved undeveloped reserves:
Beginning of year	-	-	-	-	-	-
End of year	76	63	86	-	-	-

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves

The standardized measure of discounted future net cash flows, in management’s opinion, should be examined with caution. The basis for this table is the reserve studies prepared by the Company’s independent petroleum engineering consultants, which contain imprecise estimates of quantities and rates of future production of reserves. Revisions of previous year estimates can have a significant impact on these results. Also, exploration costs in one year may lead to significant discoveries in later years and may significantly change previous estimates of proved reserves and their valuation. Therefore, the standardized measure of discounted future net cash flow is not necessarily indicative of the fair value of the Company’s proved oil and natural gas properties.

Future cash inflows for 2016 were computed by applying the average price for the year to the year-end quantities of proved reserves. The 2016 average price for the year was calculated using the 12-month period prior to the ending date of the period covered by the report, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period. Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting year. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing and producing proved oil and natural gas reserves at the end of the year, based on year-end costs, assuming continuation of year-end economic conditions. Future income tax expense was computed by applying statutory rates, less the effects of tax credits for each period presented, and to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties, after consideration of available net operating loss and percentage depletion carryovers. Discounted future net cash flows have been calculated using a ten percent discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.

The estimated present value of future cash flows relating to prove reserves is extremely sensitive to prices used at any measurement period. The prices used for each commodity for the year ended February 29, 2016, as adjusted, were as follows:

	Oil (Bbl) Using NYMEX WTI	Gas (Mcf) Using NYMEX Henry Hub
2016 (average price)	$47.31	$2.63

The information provided in the tables set out below does not represent management’s estimate of the Company’s expected future cash flows or of the value of the Company’s proved oil and gas reserves. Estimates of proved reserve quantities are imprecise and change over time as new information becomes available. Moreover, probable and possible reserves, which may become proved in the future, are excluded from the calculations. The arbitrary valuation prescribed under ASC No. 932 requires assumptions as to the timing and amount of future development and production costs. The calculations should not be relied upon as an indication of the Company’s future cash flows or of the value of its oil and gas reserves.

The following table sets forth the standardized measure of discounted future net cash flows relating to proven reserves for the years ended February 29, 2016 and February 28, 2015, respectively (stated in thousands):

	2016	2015
Future cash inflows	$6,102	$-
Future costs:
Production costs	(794)	-
Future tax expense	(294)	-
Future development costs	(1,112)	-
Future net cash flows	3,901	-
10% annual discount for estimated timing of cash flows	(1,533)	-
Standardized measure of discounted net cash flows	$2,369	$-

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows at 10% per annum for the years ended February 29, 2016 and February 28, 2015, respectively (stated in thousands):

	2016	2015
Increase (decrease):
Beginning of year	$-	$-
Sales of oil produced, net of production costs	406	-
Net changes in sales and transfer prices and in production costs and production costs related to future production	-	-
Previously estimated development costs incurred during the period	-	-
Changes in future development costs	-	-
Revisions of previous quantity estimates due to prices and performance	-	-
Accretion of discount	-	-
Discoveries, net of future production and development costs associated with these extensions and discoveries	-	-
Purchases and sales of minerals in place	1,963	-
Timing and other	-	-
End of year	$2,369	$-

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s principal executive and financial officer concluded that due to the material weakness discussed below, the Company’s disclosure controls and procedures were not effective, as of the end of the year ended February 28, 2016, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of February 29, 2016, the Company determined that the following items constituted material weaknesses:

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our officers and directors as of February 29, 2016. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Dr. Benjamin Tran	49	Chairman of the Board of Directors and Secretary
Ross Henry Ramsey	28	Chief Executive Officer, President, Chief Financial Officer, and Director
Dr. Syed Ahmad	76	Chief Geologist

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Dr. Benjamin Tran is a co-founder of International Western Petroleum, Inc. and has served as the Chairman of our Board of Directors and our Secretary since our inception. Dr. Tran specializes in cross-border M&A advisory and private equity. Since 2011, Dr. Tran has been Chairman of International Western Oil Corporation (“IWO”), a start-up exploration and production oil and gas company in Texas that has been a very active explorer through Central West Texas. Dr. Tran also serves in the same position at International Western Petroleum Corporation (“IWPO”), the 100% parent of IWO. From 2008 to 2011, Dr. Tran was involved with Asia Pacific Capital Corporation as a founding member. Asia Pacific Capital is a global private equity advisory firm focused on microcap companies looking to grow their business in Asia. From 2007 to 2008, Dr. Tran was the President of Brean Murray Carret Procap Limited, an Asia-based Joint Venture with Brean Murray Carret & Co., a New York-based investment bank that has been involved in over 100 IPOs/APOs/SPACs and raised over $4B for U.S. and Asian companies. From 2004 to the present, Dr. Tran has been a consultant providing corporate development and restructuring services to small and medium enterprises in various industry sectors. Prior to his private equity and corporate advisory career, Dr. Tran worked for technology leaders including Micron Technology, Fujitsu Microelectronics, Mitsubishi Electric, Philips Semiconductors, holding various senior technical and marketing management positions. Dr. Tran holds a PhD in Business Administration from American Premier University, an MBA from the University of Phoenix, and MS and BS degrees in Electrical Engineering from San Jose State University, California.

Dr. Tran’s qualifications to serve on our Board include his many years of experience in business development and providing corporate transactional advice to emerging growth companies.

Ross Henry Ramsey is a co-founder of International Western Petroleum, Inc. and has served as the Chief Executive Officer, President, Chief Financial Officer, and a Director since our inception. Since 2011, Mr. Ramsey has been the Chief Executive Officer and President of International Western Oil Corporation, making it a very active explorer through Central West Texas. He also serves as Chief Executive Officer and President of International Western Petroleum Corporation which is the holding company of International Western Oil Corporation. From 2007 to 2010, as a specialist in cost reduction, advanced drilling and production, Mr. Ramsey served as Vice President of Explorations with Earthbound Resources, participating in deep and shallow drilling, testing, and completing well bores. From 2010 to 2011, Mr. Ramsey served as an independent drilling and completion consultant. Mr. Ramsey’s specializes in drilling acreage and establishing PUD’S (Proven Under Development locations) for new drilling locations and multiple recovery methods from primary to and secondary recovery methods. Mr. Ramsey has been involved with over 100 well bores, from drilling and testing, to completion. Ross has been a part of exploration in Young County, Coke County, Fischer County, Jones County and Taylor County, all of which are in Texas. Mr. Ramsey has very profitable relationships with many oilfield service companies including Basic Energy Services, PSI Wireline, API Perforating, and Shack Energy Services. As such, Mr. Ramsey has established himself as a true “Oil Man” at a young age. Mr. Ramsey knows both sides of the oil business, from being hands on, to the financial planning. As a fourth generation oil man, Mr. Ramsey has been taught the oil business from the ground up.

Mr. Ramsey’s qualifications to serve on our Board include his experience in the oil and gas industry.

Dr. Syed Ahmad has been our Chief Geologist since our inception. Since 2011 he has served as Principal Geologist of IWO and of IWPO. From 2009 to 2011, Dr. Ahmad served as an independent consultant in Houston, Texas, doing analysis of geological well data, as well as seismic data from old fields for prospect generation and to determine location of infill wells. Dr. Ahmad is a petroleum expert with 30 years of diversified experience in the petroleum industry including extensive operational experience in areas of well site operations and supervision, geosteering of wells, use of PeriScope in channel sands, and planning and mobilization of drilling rigs, mud-logging units and crews. Dr. Ahmad is conversant with 3D seismic data interpretation

Item 11. Executive Compensation.

Our executive employees have not received any compensation for services rendered to us, and are not accruing any compensation pursuant to any agreement with us. The salary compensation of our executive members comes from a portion of the operating budget of the Company’s operator International Western Oil.

No retirement, pension, profit sharing, insurance programs, long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees. We had no outstanding equity awards as of the date of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of June 27, 2016 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: International Western Petroleum, Inc., 5525 N. MacArthur Boulevard, Suite 280, Irving, TX 75038.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
5% Stockholders: None

Directors and Executive Officers:
Dr. Benjamin Tran, Chairman, Board of Directors and Secretary	16,000,000	35.97%
Ross Henry Ramsey, Chief Executive Officer, President, Chief Financial Officer and Director	20,000,000	44.97%
All directors and executive officers as a group (2 persons)	36,000,000	80.94%

(1)	Based on 44,477,964 shares of common stock outstanding as of June 27, 2016

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended February 28, 2015, the Company incurred pre-acquisition costs amounting to $88,000 which was paid to IWO. IWO is majority owned by the Company’s CEO and Chairman. IWO is licensed by the Texas RRC as an operator and has been feeding data and has been serving as a consultant related to exploration and acquisitions to us with regard to the Bend Arch Lion, Bend Arch Henry, and Bend Arch North Anderson projects.

During the year ended February 29, 2016, IWO contributed $583,100 of capital to the Company.

On May 4, 2015, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with IWO pursuant to which the Company acquired a 39.5% working interest in the Bend Arch Lion 1A Joint Venture (the Pittard Bend Arch White property encompassing 160 acres – State ID# 21488) (the “1A Venture”) and a 50% working interest in the Bend Arch Lion 1B Joint Venture (the Pittard Bend Arch Red property encompassing 160 acres - State ID# 13121) (the “1B Venture”) (the “Acquisition”). Both the 1A Venture and the 1B Venture are located in Coleman County, Texas. By acquiring IWO’s working interests in the 1A Venture and the 1B Venture, the Company will directly receive the share of working interest revenue (after accounting for applicable taxes, expenses, and landowner royalties) IWO was receiving prior to the Acquisition.

In consideration of the Acquisition, the Company is to pay IWO a monthly retainer equal to $22,26 (subsequently amended to $27,600 per month). IWO will operate and provide field services for the oil and gas wells in the 1A Venture and the 1B Venture because IWO is licensed by the Railroad Commission of Texas as an operator. This monthly retainer will commence in May 2015 and the amount of such retainer may be adjusted based on the future performance of the 1A Venture and the 1B Venture. In addition, as consideration for the 1A Venture working interest, the Company issued IWO 200,000 shares of the Company’s common stock and, as consideration for the 1B Venture working interest, the Company issued IWO 300,000 shares of the Company’s common stock.

Mr. Ramsey and Dr. Tran, the Company’s President, Chief Executive and Chief Financial officer and Secretary, respectively, directors and majority shareholders, are together are majority shareholders of IWPO, the parent and 100% owner of IWO. Dr. Tran and Mr. Ramsey serve in similar positions for IWPO. IWPO does not engage in any business activities beyond serving as IWO’s parent. IWO is IWPO’s operating company. IWO serves as a Texas-licensed oil and gas operator and on-site consultant for the Company to provide the Company with operating support, full geology reports, on-site survey work, initial reserve analysis and additional geology consulting work on an as-needed basis.

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

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services performed by GBH CPAs, PC for the audits of our annual financial statements for the years ended February 29, 2016 and February 28, 2015:

GBH CPAs, PC:	Year Ended February 29, 2016	Year Ended February 28, 2015
Audit Fees (1)	$27,640	$8,550
Audit-Related Fees (2)	-	-
Tax Fees (3)	2,000	-
All Other Fees (4)	1,500	-

Total	$31,140	$8,550

(1)	Audit fees include professional services rendered for (1) the audit of our annual financial statements for the years ended February 29, 2016 and February 28, 2015 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees include professional services relating to preparation of the annual tax return.

(4)	Other fees include professional services for review of various filings and issuance of consents.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation	S-1	3.1	6/3/2014

3.2	Bylaws	S-1	3.2	6/3/2014

10.1	Acquisition Agreement, dated May 4, 2015, by and among International Western Oil Corporation and International Western Petroleum, Inc.	8-K	2.1	5/20/2015

10.2	Retainer Amendment Agreement with International Western Oil, dated October 1, 2015	10-Q	10.1	1/14/2016
21.1	List of Subsidiaries - None

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Estimated Future Reserves and Income, as of March 1, 2016

*In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Western Petroleum, Inc.

Dated: June 27, 2016	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
Chief Executive Officer, President and Chief Financial Officer (Duly Authorized, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ross Henry Ramsey	Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	June 27, 2016
Ross Henry Ramsey

/s/ Benjamin Tran	Secretary and Chairman, Board of Director	June 27, 2016
Benjamin Tran

