Form 10-Q
period 2016-05-31
INTERNATIONAL WESTERN PETROLEUM, INC.
filed 2016-07-15
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of July 14, 2016, the registrant had 44,504,631 shares of common stock issued and outstanding.

INTERNATIONAL WESTERN PETROLEUM, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

May 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

BALANCE SHEETS

	May 31, 2016	February 29, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$403,569	$542,228
Account Receivable – Oil and gas	12,594	-

Total current assets	416,163	542,228

Oil and Gas Property Full Cost Method
Properties subject to amortization	955,316	1,005,392
Accumulated depletion	(40,785)	(34,279)
Total Oil and Gas Property Net	914,531	971,113
Fixed Assets, Net	21,251	22,486
TOTAL ASSETS	1,351,945	$1,535,827

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$15,000	$13,138
Advances from related party	438,669	538,688
Total current liabilities	$453,669	$551,826

LONG-TERM LIABILITIES
Asset retirement obligation	$9,352	$9,133
TOTAL LIABILITIES	$463,021	$551,826
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value per share, 10,000,000 shares authorized; 0 shares issued and and outstanding at May 31, 2016 and February 29, 2016	-	-
Common stock, $0.001 par value per share, 90,000,000 shares authorized; 44,477,964 and 44,314,964 shares issued and outstanding on May 31, 2016 and February 29, 2016, respectively.	$44,478	$44,315
Additional paid-in capital	1,489,662	1,367,575
Accumulated deficit	(645,216)	(437,022)
TOTAL STOCKHOLDERS’ EQUITY	$888,924	$974,868

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,351,945	$1,535,827

See accompanying notes to financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MAY 31, 2016 AND MAY 31, 2015

(Unaudited)

	Three Months Ended May 31, 2016	Three Months Ended May 31, 2015
REVENUES
Oil and Gas Sale	$26,381	$31,051

OPERATING EXPENSES:
Lease operating expenses	9,118	4,581
Professional fees	83,012	23,750
Other general and administrative expenses	155,644	23,178
Depletion and Accretion	7,125	1,554

TOTAL OPERATING EXPENSES	254,899	53,063

OTHER INCOME (EXPENSE):
Gain on Sales of Property	20,324	-

NET LOSS	$(208,194)	$(22,012)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	44,392,171	43,453,190

See accompanying notes to financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2016 AND MAY 31, 2015

(Unaudited)

	Three Months Ended
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(208,194)	$(22,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and accretion	7,125	1,554
Depreciation	1,235	-
Changes in operating assets and liabilities:
Accounts receivable - oil and gas and IWO	(12,594)	(23,067)
Accounts payable and accrued expenses	1,862	(4,784)
NET CASH USED IN OPERATING ACTIVITIES	(210,566)	(48,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of Property	49,676	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	49,676	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for related party advances	(100,019)	-
Proceeds from issuance of common stock	122,250	40,000
Contributed Capital	-	502,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$22,231	$542,000

INCREASE/(DECREASE) IN CASH	$(138,659)	$493,691

CASH - BEGINNING OF PERIOD	542,228	41,783

CASH - END OF PERIOD	$403,569	$535,474

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of oil and gas properties	$-	$375,000
Reclassification of pre-acquisition costs to oil and gas properties	-	88,000
Asset retirement obligation from acquisition of oil and gas properties	-	6,067

INTERNATIONAL WESTERN PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization, Nature of Operations and Summary of Significant Accounting Policies

International Western Petroleum, Inc. (“IWP” or the “Company”) was incorporated on February 19, 2014 as a Nevada corporation. The Company was formed to conduct operations in the oil and gas industry.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended February 29, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had $403,569 and $542,228 of cash and cash equivalents at May 31, 2016 and February 29, 2016, respectively.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At May 31, 2016, $153,569 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

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

At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects. This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method. There was no ceiling test write-down recorded during the three months ended May 31, 2016 and 2015.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to International Western Petroleum, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. For the three months ended May 31, 2016, there were no potentially dilutive securities outstanding.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

Subsequent Events

The Company evaluated all transactions from May 31, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has generated net loss of $208,194 and cash flows used from operations of $210,566 during the three months ended May 31, 2016. Revenue is mainly generated from oil and gas sales from the Company’s oil and gas properties.

Management has a reasonable expectation that the Company has adequate resources to continue in operational existence for the foreseeable future. The Company will be required to raise additional funds to fully execute its business plan, however, the Company believes it has sufficient cash on hand and limited near term obligations to sustain its current operations for the next twelve months.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the three months ended May 31, 2016:

	February 29, 2016	Additions		Sale	May 21, 2016

Oil and gas properties, subject to amortization	$996,954	$		$(50,076)	$946,878
Asset retirement costs	8,438			-	8,438
Accumulated depletion	(34,279)		(6,906)	400	(40,785)
Total oil and gas assets	$971,113		$(6,906)	$(49,676)	$914,531

The depletion recorded for production on proved properties for the three months ended May 31, 2016 and 2015, amounted to $6,906 and $1,508, respectively. The Company recorded no impairment of its oil and gas properties during the three months ended May 31, 2016 and 2015.

Note 4 – Fixed Asset

The Company’s fixed asset consists of a used vehicle and has a remaining estimated useful life of five years. Fixed asset consists of the following:

	May 31, 2016	February 29, 2016
Vehicle	$24,500	$24,500
Less accumulated depreciation	(3,249)	(2,014)
Total	$21,251	$22,486

The Company recorded depreciation expense of $1,235 and $0 during the three months ended May 31, 2016 and 2015, respectively.

Note 5 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the three months ended May 31, 2016:

Amount
Asset retirement obligations as of February 29, 2016	$9,133
Additions	-
Current year revision of previous estimates	-
Accretion during the three months ended May 31, 2016	219
Asset retirement obligations as of May 31, 2016	$9,352

During the three months ended May 31, 2016 and 2015, the Company recognized accretion expense of $219 and $46, respectively.

Note 6 – Related Party Transactions

During the three months ended May 31, 2016, the Company reduced related party payables in the amount of $100,019.

Note 7 – Equity

During the three months ending May 31, 2016, the Company sold 163,000 shares of common stock of the Company for net cash proceeds of $122,250.

Note 8 – Subsequent Events

Subsequent to May 31, 2016, the Company sold 26,667 shares of its common stock for net cash proceeds of $20,000.

On June 30, 2016, the Company has executed a Definitive Purchase and Sales Agreement to purchase all the assets of a privately held Houston-based E&P company in the Texas Gulf Coast region (the “Seller”). All leases from the Seller are along the Texas Gulf Coast and are conventional play assets.

The agreement provides for a deposit (which has been paid) and a purchase price of $2.0 million in cash and five million shares of common stock and one million warrants of the Company, aiming at 60 day closing period. Upon the closing of the transaction, IWP shall assume the Houston-based office and a selected staff from the Seller to continue the operation its acquired assets of oil and gas leases, active wells, and proven and probable reserves.

The Company issued a Press Release to announce this Definitive Purchase and Sales Agreement on July 14, 2015.

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

Overview

International Western Petroleum, Inc. (“IWP” or the “Company”) was incorporated on February 19, 2014 as a Nevada corporation and is based in Irving, Texas. The Company was formed to conduct operations in the oil and gas industry. We are an oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. On May 4, 2015, the Company acquired significant working interests from the Bend Arch Lion 1A Joint Venture and the Bend Arch Lion 1B Joint Venture encompassing a total production of seven (7) producing oil and gas wells on a total 380 acres out of 777 acres of the Bend Arch Lion project showing proven recoverable reserves of approximately 429.48 Mbbl and 353.78 MMcf . To date, the Company, together with its affiliated operator; International Western Oil Corporation (IWO), have completed drilling an additional three (3) oil and gas wells, thus totaling ten (10) gross wells in production. It is noted that the Bend Arch Lion 1A and 1B Joint Ventures are parts of the total 777-acre leaseholds that have not been fully explored. Currently, IWO holds approximately 2,400 acres in leaseholds in the Central West Texas region. The Company plans to acquire additional leaseholds from IWO in the future.

The Company is continually seeking strategic investors to help it develop additional exploration projects located within the Bend Arch-Fort Worth Basin as well as other prime acquisition targets in the Central West, South and East Texas. As such, the Company is working on obtaining enough funding to provide a budget for new acquisitions in the remaining calendar year of 2017 as well as new exploration projects in 2017 to meet its financial objectives during the fiscal year ending February 28, 2017.

Strategy and Implementation Summary

Sales Strategy

Abilene, Texas is the closest city with oil handling and sales firms. Our sales strategy in relation to spot pricing will be to produce less when the sales price is lower and produce more when the sales price is higher. To maintain the lowest production cost, we will aim to have our inventory in tanks be virtually zero. Members of the Ramsey family that are related to our CEO have business relationships with BML and West Texas Gas(WTG Jameson). The Company has started producing oil and natural gas, while leveraging Tier 1business relationship and having entered into material agreements with BML so that, as our Tier 1 buyers, BML can handle pick-up and sales of our crude oil stock to refineries and WTG Jameson can collect natural gas from our gas lines connecting to WTG pipelines.

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

Operational Plans

During fiscal year 2017, the Company is actively looking for large-reserve oil and gas concessions and existing production to acquire and continue to raise enough capital via equity and/or debt financing options to meet its operational goal in fiscal year 2017.

Based on Management’s general management and petroleum exploration experience as well as its geology expertise, the Company believes in its ability to identify high potential acreages and high production fields.

Since the fourth quarter of fiscal year 2016, the Company has reviewed several good acquisition candidates in the West, Permian Basin and South Texas. After identifying any new prospect, additional research and evaluation was carried out using personal contacts, geologists, seismic, satellite hydrocarbon imaging, production data and every available resource to glean information and data in order to make an acquisition decision. Our operational plan after each acquisition is to increase production of the acquired oil and gas properties using state-of-the-art production technologies using a designated budget pre-approved by the Company’s senior management team.

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

Since the Company executed a Definitive Purchase and Sale Agreement (the "Agreement") to purchase all assets of a privately held Houston-based E&P company in the Texas Gulf Coast region (the "Seller"), the Company is in the process of fund raising and due diligence on the Seller to aim to complete the transaction after the satisfaction of the full due diligence on the Seller and its assets and its acquisition targets. The following information are plans of management, contingent on closure of the agreement.

The acquisition, which consists of three phases, includes current producing assets of the Seller and acquisition targets of the Seller, which taken together, constitutes current production of approximately $2.0 million per month EBITDA (based on June production and pricing) and over $1 billion of 3-P (Proven, Probable and Potential) Reserves as opined by third party engineering firms.

The Agreement provides for a total purchase price of $2.0 million to be paid by August 30, 2016, the scheduled date of closing.

The management anticipates operations to increase cash flow will be undertaken upon closing. The first phase of the acquisition assumes the current production of the Seller, which is 5,000 mcfpd and 42 bopd with net income of approximately $300,000 per month based on June production and pricing.

Out of the $2.0 million cash payment from INWP at closing, $1.5 million will be used in the next 30 days for a development program designed to raise production. Management anticipates this this will increase production by an additional 2,000 mcfpd and 80 bopd, for a total net income projected at $535,000 per month as cash flow into INWP.

The company believes that the Seller owns 18,100 acres of oil and gas leases with 36 active wells and proven and probable reserves of approximately $137 million undiscounted and $76 million PV10% at current pricing.

INWP plans will also assume the Seller's position in its acquisition targets of some 55,000 acres and 258 wells (59 active) with current production of 400 bopd and 8700 mcfpd gas. The second phase of acquisitions, which is scheduled for September 30, 2016, will provide a total of $17.2 million of which $8.5 million will be spent in acquisition cost and $8.7 million will be spent in development cost. The last phase of acquisitions, which is scheduled for November 30, 2016, will provide a total $26 million of which $20 million will be spent in acquisition cost and $6 million will be spent in development cost. The parties can unwind this transaction if either the complete due diligence from the Company toward the Seller is not satisfactory or the Company is not able to inject capital by scheduled funding dates.

Management believes that a combined assets after the all-phase acquisition from the Seller, including its acquisition targets, will be 73,100 acres with daily production of 15,700 mcfpd and 122 bopd current production, or $2.0 million EBITDA per month at current production.

With information provided by the Seller, a proven reserves of the combined entity upon acquisition is estimated by reputable third party engineering firms is at 5.615 million bo proved and 111.8 BCF gas or $129 million PV10% and $201 million undiscounted. Total 3-P Reserves per the same recognized third party experts is estimated at just over $1 billion at current prices.

Production Improvement Program

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

Acquisition Candidates

The Company has recently identified a few acquisition opportunities in the following regions:

West Texas: 7,000-acre leaseholds having 101 wellbores approximately 4,900 ft. deep producing 84 bopd and 1100Mcf/Day.

Permian Basin: 840-acre leaseholds of Sprayberry formation targeting 1,500 bopd and 500 Mcf/Day with offset wells from ConocoPhillips, Marathon Oil and Devon Energy.

South Texas: 2,100-acre leaseholds having 775 MBbls of proven reserves including 34 wellbores producing 72 bopd with new drilling opportunities.

Texas Gulf Coast: 73,100-acre leaseholds with daily production of 15,700 mcfpd and 122 bopd current production, or $1.9 million net income per month current production at current prices.

Results of Operations

Comparison of the Three Months Ended May 31, 2016 with the Three Months Ended May 31, 2015

Revenues

The Company generated revenues of $26,381 from oil and gas sales from the Company’s oil and gas properties for the three months ended May 31, 2016, as compared to $31,051 for the three months ended May 31, 2015.

Operating Expenses

Operating expenses for the three months ended May 31, 2016 and 2015 were $254,899 and $53,063, respectively. The costs incurred during the three months ended May 31, 2016 consisted of related party monthly field service expenses, lease operating expenses, depletion and accretion, professional fees and administrative expenses associated with the normal course of business. The increase in operating expenses was primarily related to the expenses associated with the enhancement programs in the oil and gas properties acquired by the Company in May 2015, legal and capital markets entry fees as well as public relations and other business development works related to acquisition efforts.

Gains:

The Company incurred gains of $20,324 from a sale the Company’s oil and gas properties for the three months ended May 31, 2016, as compared to $0 for the three months ended May 31, 2015.

Net Loss

Our operating results have recognized net loss in the amount of $208,194 for the three months ended May 31, 2016 as compared to a net loss of $22,012 for the three months ended May 31, 2015. There was an increase in net loss due to rapid expansion of the Company in many operating aspects after our listing on OTC Markets.

Liquidity and Capital Resources

At May 31, 2016, the Company had cash in hand of $403,569.

Net cash used by operating activities during the three months ended May 31, 2016 was $210,566 as compared to cash used in operating activities of $48,309 for the same period in 2015. The increase was related to additional costs incurred related to the maintenance and repair of the Company’s newly acquired oil and gas properties and other consulting expenses related to public relations and acquisition efforts.

Net cash used in investing activities during the three months ended May 31, 2016 was $ 49,976 as compared to cash used in investing activities of $0 for the three months ended May 31, 2015. The increase was related to the sale of a portion of the company’s oil and gas properties.

Net cash provided by financing activities during the three months ended May 31, 2016 was $22,231 as compared to cash provided by financing activities of $542,200 for the three months ended May 31, 2015. The decrease in cash provided by financing activities was primarily related to $502,000 of contributed capital received in the last year.

Off-Balance Sheet Arrangements

As of May 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of November 30, 2015, the Company determined that the following items constituted material weaknesses:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2015, the Company sold 53,333 shares of common stock for cash proceeds of $40,000.

In April 2015, the Company sold 56,333 shares of common stock for cash proceeds of $42,250.

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

International Western Petroleum, Inc.	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
Chief Executive Officer, President,
and Chief Financial Officer(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Date: July 15, 2016	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
Chief Executive Officer, President,
and Chief Financial Officer(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

