Form 10-Q
period 2016-08-31
INTERNATIONAL WESTERN PETROLEUM, INC.
filed 2016-10-18
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:333-196492

INTERNATIONAL WESTERN PETROLEUM, INC.

(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

5525 N. MacArthur Boulevard, Suite 280, Irving, Texas 75038

(Address of principal executive offices)

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

As of October 17, 2016, the registrant had 45,155,231 shares of common stock issued and outstanding.

INTERNATIONAL WESTERN PETROLEUM, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

August 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERNATIONAL WESTERN PETROLEUM, INC

BALANCE SHEETS

	August 31, 2016	February 29, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$305,562	$542,228
Account Receivable – Oil and gas	16,236	-
Total Current Assets	321,798	542,228

Other Current Assets
Deposit to Buy Assets	30,000	-
Total Other Current Assets	30,000	-

Oil and Gas Property Full Cost Method
Properties subject to amortization	955,316	1,005,392
Accumulated depletion	(48,214)	(34,279)
Total Oil and Gas Property Net	907,102	971,113
Fixed Assets	20,016	22,486
TOTAL ASSETS	$1,278,916	$1,535,827

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$10,000	$13,138
Advances from related party	419,669	538,688
Common Stock to be issued	7,000	-
Total current liabilities	436,669	551,826

LONG-TERM LIABILITIES
Asset retirement obligation	9,577	9,133

TOTAL LIABILITIES	$446,246	$560,959
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value per share, 10,000,000 shares authorized; 0 shares issued and outstanding at August 31, 2016 and February 29, 2016	-	-
Common stock, $0.001 par value per share, 90,000,000 shares authorized; 45,105,230 and 44,314,964 shares issued and outstanding on August 31, 2016 and February 29, 2016, respectively.	45,105	44,315
Additional paid-in capital	1,959,485	1,367,575
Prepaid consulting fees	(164,731)	-
Accumulated deficit	(1,007,189)	(437,022)
TOTAL STOCKHOLDERS’ EQUITY	832,670	974,868

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,278,916	$1,535,827

See accompanying notes to financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2016 AND AUGUST 31, 2015

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
REVENUES
Oil and Gas Sales	$30,420	$62,013	$56,801	$93,064
Consulting Income, Related Party	45,000	-	45,000	-
TOTAL REVENUES	75,420	62,013	101,801	93,064
OPERATING EXPENSES:
Operating expenses	149,032	79,816	158,150	106,660
Professional fees	286,169	21,425	369,181	45,175
Other general and administrative expenses	(5,462)	15,217	150,182	16,132
Depletion and Accretion	7,654	4,284	14,779	5,838

TOTAL OPERATING EXPENSES	437,393	120,742	692,292	173,805
OTHER INCOME (EXPENSES)
Gain on Sale of Property	-	-	20,324	-
NET LOSS	$(361,973)	$(58,729)	$(570,167)	$(80,741)

Net loss per share - basic and diluted	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average number of shares outstanding – basic and diluted	44,748,247	44,245,398	44,570,209	43,979,058

See accompanying notes to financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2016 AND AUGUST 31, 2015

	Six Months Ended
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(570,167)	$(80,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and accretion	14,779	5,838
Depreciation	2,470	-
Gain on sale of property	(20,324)	-
Shares issued for services	235,469	-
Changes in operating assets and liabilities:
Accounts receivable - oil and gas and IWO	(16,236)	(12,925)
Accounts payable and accrued expenses	(3,138)	(4,784)
Prepaid expenses	-	(22,263)
Refundable deposit	(30,000)	-
NET CASH USED IN OPERATING ACTIVITIES	(387,147)	(114,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposition of asset	70,000	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	$70,000	$662,060

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for related party advances	(119,019)	-
Proceeds from issuance of common stock	192,500	170,000
Contributed Capital	-	502,000
Shares to be issued	7,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$80,481	$672,000

INCREASE (DECREASE) IN CASH	$(236,666)	$557,125

CASH - BEGINNING OF PERIOD	542,228	41,783

CASH - END OF PERIOD	$305,562	$598,908

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of oil and gas properties	$-	$375,000
Reclassification of pre-acquisition costs to oil and gas properties	$-	$88,000
Asset retirement obligation from acquisition of oil and gas properties	$-	$6,067
Shares issued for services	$400,200	$-

See accompanying notes to financial statements

INTERNATIONAL WESTERN PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization, Nature of Operations and Summary of Significant Accounting Policies

International Western Petroleum, Inc. (“IWP” or the “Company”) was incorporated on February 19, 2014 as a Nevada corporation. The Company was formed to conduct operations in the oil and gas industry.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended February 29, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents. The Company had $305,562 and $542,228 of cash and cash equivalents at August 31, 2016 and February 29, 2016, respectively.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At August 31, 2016, $55,562 of the Company’s cash balances was uninsured. The Company has not experienced any losses on such accounts.

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

At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects. This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method. There was no ceiling test write-down recorded during the three and six months ended August 31, 2016 and 2015.

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

Asset Retirement Obligations

If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, the Company will record a liability (an asset retirement obligation or “ARO”) on its balance sheet and capitalize the present value of the asset retirement cost in oil and gas properties in the period in which the retirement obligation is incurred. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation assuming the normal operation of the asset, using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for the Company. After recording these amounts, the ARO will be accreted to its future estimated value using the same assumed cost of funds and the capitalized costs are depreciated on a unit-of-production basis over the estimated proved developed reserves. Both the accretion and the depreciation will be included in depreciation, depletion and amortization expense on our statements of operations.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to International Western Petroleum Inc., shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. For the six months ended August 31, 2016, there were no potentially dilutive securities outstanding.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

Subsequent Events

The Company evaluated all transactions from August 31, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has generated net loss of $570,167 and cash flows used from operations of $387,147 during the six months ended August 31, 2016. Revenue is mainly generated from oil and gas sales from the Company’s oil and gas properties.

Management has a reasonable expectation that the Company has adequate resources to continue in operational existence for the foreseeable future. The Company will be required to raise additional funds to fully execute its business plan, however, the Company believes it has sufficient cash on hand and limited near term obligations to sustain its current operations for the next twelve months.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the six months ended August 31, 2016:

	February 29, 2016	Additions		Sale	August 31,2016 (Unaudited)

Oil and gas properties, subject to amortization	$996,954	$		$(50,076)	$946,878
Asset retirement costs	8,438			-	8,438
Accumulated depletion	(34,279)		(14,335)	400	(48,214)
Total oil and gas assets	$971,113		$(14,335)	$(49,676)	$907,102

The depletion recorded for production on proved properties for the six months ended August 31, 2016 and 2015, amounted to $14,335 and $5,569, respectively. The Company recorded no impairment of its oil and gas properties during the three and six months ended August 31, 2016 and 2015.

Note 4 – Fixed Asset

The Company’s fixed asset consists of a used vehicle and has a remaining estimated useful life of five years. Fixed asset consists of the following:

	August 31, 2016	February 29, 2016
Vehicle	$24,500	$24,500
Less accumulated depreciation	(4,484)	(2,014)
Total	$20,016	$22,486

The Company recorded depreciation expense of $2,470 and $0 during the six months ended August 31, 2016 and 2015, respectively.

Note 5 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the six months ended August 31, 2016:

Amount
Asset retirement obligations as of February 29, 2016	$9,133
Additions	-
Current year revision of previous estimates	-
Accretion during the six months ended August 31, 2016	444
Asset retirement obligations as of August 31, 2016 (Unaudited)	$9,577

During the six months ended August 31, 2016 and 2015, the Company recognized accretion expense of $444 and $269, respectively.

Note 6 – Related Party Transactions

During the six months ended August 31, 2016, the Company reduced related party payables in the amount of $119,019, and earned $45,000 in related party consulting revenue.

Note 7 – Equity

During the six months ending August 31, 2016, the Company sold 256,666 shares of common stock of the Company for net cash proceeds of $192,500.

Note 8 – Subsequent Events

In September 2016, the Company issued 10,000 shares of common stock to a consultant in exchange for services rendered.

In September 2016, the Company issued 40,000 shares of common stock to a consultant in exchange for services rendered.

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

Overview

International Western Petroleum, Inc., a Nevada corporation, (“IWP,” “we,” “our,” “us” or the “Company”) was incorporated on February 19, 2014 and is based in Irving, Texas. The Company was formed to conduct operations in the oil and gas industry. We are an oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. On May 4, 2015, the Company acquired significant working interests from the Bend Arch Lion 1A Joint Venture and the Bend Arch Lion 1B Joint Venture encompassing a total production of seven (7) producing oil and gas wells on a total 380 acres out of 777 acres of the Bend Arch Lion project showing proven recoverable reserves of approximately 429.48 Mbbl and 353.78 MMcf. To date, the Company, together with its affiliated operator, International Western Oil Corporation (“IWO”), have completed drilling an additional three (3) oil and gas wells, thus totaling ten (10) gross wells in production. It is noted that the Bend Arch Lion 1A and 1B Joint Ventures are parts of the total 777-acre leaseholds that have not been fully explored. Currently, IWO holds approximately 2,400 acres in leaseholds in the Central West Texas region. The Company plans to acquire additional leaseholds from IWO in the future.

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

Strategy and Implementation Summary

Sales Strategy

Abilene, Texas is the closest city with oil handling and sales firms. Our sales strategy in relation to spot pricing will be to produce less when the sales price is lower and produce more when the sales price is higher. To maintain the lowest production cost, we will aim to have our inventory in tanks be virtually zero. Members of the Ramsey family that are related to our CEO have business relationships with BML Crude Oil Marketing, Inc. (BML) and West Texas Gas (WTG Jameson). The Company has started producing oil and natural gas, while leveraging Tier 1 business relationship and having entered into material agreements with BML so that, as our Tier 1 buyers, BML can handle pick-up and sales of our crude oil stock to refineries and WTG Jameson can collect natural gas from our gas lines connecting to WTG pipelines.

As such, crude oil will be picked up from the leases and natural gas can be collected as needed during the calendar month. At the end of the month, the hydrocarbon total sales will be tallied by lease and the 30-day average of the daily closing of oil and gas will be tabulated. On or about the 25th of the following month, the proceeds from oil and gas sales will be issued to the financial parties of record.

Plan of Operations

During fiscal year 2017, the Company is actively looking for large-reserve oil and gas concessions and existing production to acquire and continue to raise enough capital via equity and/or debt financing options to meet its operational goal in fiscal year 2017.

Based on management’s general management and petroleum exploration experience and its geology expertise, the Company believes in its ability to identify high potential acreages and high production fields.

Since the fourth quarter of fiscal year 2016, the Company has reviewed several good acquisition candidates in the West, Permian Basin and South Texas. After identifying a new prospect, additional research and evaluation was carried out using personal contacts, geologists, seismic, satellite hydrocarbon imaging, production data and every available resource to obtain information and data in order to make an acquisition decision. Our operational plan after each acquisition is to increase production of the acquired oil and gas properties using state-of-the-art production technologies using a designated budget pre-approved by the Company’s senior management team.

The Company has plans to design a cost effective operating budget for each exploration project associated with an acquisition project and each budget will vary depending on the total depth of drilling and whether it is a new drilling or a re-entry. For each project, the Company plans on hiring selected operators to work under the close supervision of a core team of geologists, engineers and scientists.

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

On July 29, 2016, the Company, acting as a managing venturer of the Marshall Walden Joint Venture, executed an “Assignment, Conveyance and Bill of Sale” with Cerberus Production, LLC of the two (2) oil producing properties in Kilgore city of East Texas, the Fannie Marshall Lease (RRC Lease No. 07413) and the Ida Walden Lease (RRC Lease No. 07419). The Company owns ten percent (10%) of the working interest of the Marshall Walden Joint Venture which was formed by the Company and its acquisition partner, Odyssey Enterprises, LLC. The Marshall Walden Joint Venture was formed for the purpose of acquiring the two (2) above-mentioned leases.

The Company is currently examining a proven state-of-the-art Organic Oil Recovery (OOR) technology proposed by an Enhanced Oil Recovery (EOR) technology company which has proposed a partnership with the Company in order to identify suitable mature oil fields and apply this OOR technology aiming to significantly increase the current production from mature oil and gas fields. The Company believes that this technology is one of the most important oil recovery breakthroughs in decades. This technology, based on natural ecology of the oil reservoir, has shown high-performance records on 4 continents, onshore and offshore, with over 300 applications in over 40 oil fields, resulting with an average increase of 92% in oil production to date. The technology is believed to be pure organic and biodegradable with fast result and cost effectiveness, bringing major economic benefits to many oil and gas producers in low oil price environment today.

As 65% of oil in the world are being trapped underground today leading to a major opportunity for the Company to gain significant growth in revenues, the Company plans to apply this technology on its newly acquired leases in Kilgore city, East Texas and also aims to obtain an exclusivity from this technology partner in certain region of Texas while pursuing certain revenue-sharing model with this technology partner.

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

Permian Basin: 10,300 acre leaseholds of Dean and Lower Sprayberry formation currently producing 76 bopd and 31 mcfpd with targeted 400 bopd – 1,200 bopd, surrounded by 34 offset horizontal wells operated by Encana, Energen and XTO.

South Texas: 2,100-acre leaseholds having 775 MBbls of proven reserves including 34 wellbores producing 72 bopd with new drilling opportunities.

On August 12, 2016, the Company gave an exit notice to unwind the transaction according to the Definitive Purchase and Sales Agreement which the Company had signed on June 30, 2016 to purchase all assets from the privately held Houston-based E&P company in the Texas Gulf Coast region. The Company’s management has made this withdrawal decision due to certain concerns resulting from the legal and financial due diligence of this acquisition target.

Results of Operations

Comparison of the Three Months Ended August 31, 2016 with the Three Months Ended August 31, 2015

Revenues

The Company generated revenues of $75,420 from oil and gas sales from the Company’s oil and gas properties and consulting services from a related party related to the re-works of the newly acquired wells in East Texas for the three months ended August 31, 2016, as compared to $62,013 for the three months ended August 31, 2015.

Operating Expenses

Operating expenses for the three months ended August 31, 2016 and 2015 were $437,393 and $120,742, respectively. The costs incurred during the three months ended August 31, 2016 consisted of additional consulting fees related to investor and public relations services, corporate development and advisory expenses, lease operating expenses, depletion and accretion, professional fees and administrative expenses associated with the normal course of business. The increase in operating expenses was primarily related to the expenses associated with the enhancement programs in the oil and gas properties acquired by the Company in August 2015, legal and capital markets entry fees as well as public relations and other business development work related to acquisition efforts.

There is a reclassification entry to correct the expenses error in the last quarterly report.

Net Loss

Our operating results have recognized net loss in the amount of $361,973 for the three months ended August 31, 2016 as compared to a net loss of $58,729 for the three months ended August 31, 2015. The increase in our net loss was primarily related to the expenses associated with the enhancement programs in the oil and gas properties acquired by the Company in May 2015, legal and capital markets entry fees as well as public relations and other business development works related to acquisition efforts.

Comparison of the Six Months Ended August 31, 2016 with the Six Months Ended August 31, 2015

Revenues

The Company generated revenues of $101,801 from oil and gas sales from the Company’s oil and gas properties and consulting services from a related party related to the re-works of the newly acquired wells in East Texas for the six months ended August 31, 2016, as compared to $93,064 for the six months ended August 31, 2015.

Operating Expenses

Operating expenses for the six months ended August 31, 2016 and 2015 were $692,292 and $173,805, respectively. The costs incurred during the six months ended August 31, 2016 consisted of additional consulting fees related to investor and public relations services, corporate development and advisory expenses, related party monthly field service expenses, lease operating expenses, depletion and accretion, professional fees and administrative expenses associated with the normal course of business The increase in operating expenses was primarily related to the expenses associated with the enhancement programs in the oil and gas properties acquired by the Company in May 2015, legal and capital markets entry fees, and other business development work related to acquisition efforts.

Net Loss

Our operating results have recognized a net loss in the amount of $570,167 for the six months ended August 31, 2016 as compared to a net loss of $80,741 for the six months ended August 31, 2015. The increase in our net loss was primarily related to the expenses associated with the enhancement programs in the oil and gas properties acquired by the Company in May 2015, legal and capital markets entry fees as well as public relations and other business development works related to acquisition efforts.

Liquidity and Capital Resources

At August 31, 2016, the Company had cash in hand of $305,562.

Net cash used by operating activities during the six months ended August 31, 2016 was $387,147 as compared to cash used in operating activities of $114,875 for the same period in 2015. The increase was related to additional costs incurred related to the maintenance and repair of the Company’s newly acquired oil and gas properties and other consulting expenses related to public relations and acquisition efforts.

Net cash provided by investing activities during the six months ended August 31, 2016 was $70,000 resulting from the sale of a portion of our oil and gas properties to a related party, compared to $0 for the six months ended August 31, 2015.

Net cash provided by financing activities during the six months ended August 31, 2016 was $80,481 as compared to cash provided by financing activities of $662,000 for the six months ended August 31, 2015. The decrease in cash provided by financing activities was primarily related to $492,060 of contributed capital received in the last year.

Off-Balance Sheet Arrangements

As of August 31, 2016, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a)	Disclosure of Controls and Procedures

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

Pursuant to SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that due to the material weakness discussed below, the Company’s disclosure controls and procedures were not effective, as of the end of the month ended August 31, 2015, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of November 30, 2015, the Company determined that the following items constituted material weaknesses:

●	The Company does not have policies and procedures in place to ensure the timely review, disclosure and accurate financial reporting for significant agreements and transactions.

●	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.

(b)	Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended February 29, 2016, filed with the SEC on June 27, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2016, the Company sold 53,333 shares of common stock for cash proceeds of $40,000.

In April 2016, the Company sold 56,333 shares of common stock for cash proceeds of $42,250.

In May 2016, the Company sold 53,333 shares of common stock for cash proceeds of $40,000.

In June 2016, the Company sold 35,999 shares of common stock for cash proceeds of $27,000.

In July 2016, the Company sold 20,000 shares of common stock for cash proceeds of $15,000.

In August 2016, the Company sold 47,000 shares of common stock for cash proceeds of $35,250.

In June 2016, the Company issued 50,000 shares of common stock for to a consultant in exchange for services rendered.

In June 2016, the Company issued 120,000 shares of common for to a consultant in exchange for services rendered.

In June 2016, the Company issued 60,000 shares of common stock to a consultant in exchange for services rendered.

In June 2016, the Company issued 25,000 shares of common stock to a consultant in exchange for services rendered.

In July 2016, the Company issued 50,000 shares of common stock to a consultant in exchange for services rendered.

In July 2016, the Company issued 50,000 shares of common stock to a consultant for in exchange for services rendered.

In July 2016, the Company issued 75,000 shares of common stock to a consultant in exchange for services rendered.

In August 2016, the Company issued 33,600 shares of common stock to a consultant in exchange for services rendered.

In August 2016, the Company issued 70,000 shares of common stock to a consultant in exchange for services rendered.

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

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 12, 2016, the Company gave an exit notice to unwind the transaction according to the Definitive Purchase and Sales Agreement which the Company had signed on June 30, 2016 to purchase all assets from the privately held Houston-based E&P company in the Texas Gulf Coast region. The Company’s management has made this withdrawal decision due to certain concerns resulting from the legal and financial due diligence of this acquisition target.

Item 6. Exhibits

Exhibit Number	Exhibit Title

10.1*	Assignment, Conveyance and Bill of Sale between the Company and Cerberus Production, LLC, dated July 29, 2016.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.

Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.

Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Western Petroleum, Inc.

Date: October 18, 2016	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
Chief Executive Officer, President,
and Chief Financial Officer (Principal Executive Officer,
Principal Financial Officer, and Principal Accounting Officer)

