Form 10-Q
period 2016-11-30
INTERNATIONAL WESTERN PETROLEUM, INC.
filed 2017-01-17
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

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

As of January 16, 2017, the registrant had 48,396,013 shares of common stock issued and outstanding.

INTERNATIONAL WESTERN PETROLEUM, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

November 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

BALANCE SHEETS

(Unaudited)

	November 30, 2016	February 29, 2016
ASSETS
Current Assets
Cash	$500,947	$542,228
Account Receivable – Oil and gas	18,483
- Others	30,000
Total Current Assets	549,430	542,228

Other Current Assets
Deposit to Buy Assets	60,000
Total Other Current Assets	60,000

Oil and Gas Property Full Cost Method
Properties subject to amortization	955,316	1,005,392
Accumulated depletion	(53,338)	(34,279)
Total Oil and Gas Property Net	901,978	971,113
Pre-acquisition costs
Fixed Assets	18,781	22,486
TOTAL ASSETS	1,530,189	$1,535,827

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	5,000	$13,138
Advances from related party	400,069	538,688
Total current liabilities	$405,069	$551,826

LONG-TERM LIABILITIES
Asset retirement obligation	$9,809	$9,133

TOTAL LIABILITIES	$414,878	$560,959
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value per share, 10,000,000 shares authorized; 0 shares issued and outstanding at November 30, 2016 and February 29, 2016
Common stock, $0.001 par value per share, 90,000,000 shares authorized; 48,206,012 and 44,314,964 shares issued and outstanding on November 30, 2016 and February 29, 2016, respectively.	$48,206	$44,315
Subscription receivable	(30,000)
Prepaid consulting fees	(94,542)
Additional paid-in capital	2,596,214	1,367,575
Accumulated deficit	(1,434,567)	(437,022)
TOTAL STOCKHOLDERS’ EQUITY	$1,085,311	$974,868

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,530,189	$1,535,827

See accompanying notes to financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2016 AND NOVEMBER 30, 2015 AND NINE MONTHS ENDED NOVEMBER 30, 2016 AND NOVEMBER 30, 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
REVENUES
Oil and Gas Sale	$25,427	$53,110	$82,227	$146,174
Consulting Income	-	-	45,000	-
TOTAL REVENUES	25,247	53,110	127,227	146,174
OPERATING EXPENSES:
Lease operating expenses	39,157	87,830	158,150	194,490
Professional fees	290,819	20,823	661,100	65,998
Other general and administrative expenses	87,473	14,734	275,712	30,866
Depletion and Accretion	5,356	4,871	20,135	10,709

TOTAL OPERATING EXPENSES	422,805	128,258	1,115,097	302,063
OTHER INCOME (EXPENSES)
Gain on Sale of Property	-	-	20,324	-
Loss on investment	(30,000)		(30,000)
NET LOSS	$(427,378)	$(75,148)	$(997,545)	$(155,889)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	46,565,247	44,281,630	45,718,827	44,079,182

See accompanying notes to financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2016 AND NOVEMBER 30, 2015

(Unaudited)

	Nine Months Ended
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(997,545)	$(155,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and accretion	20,135	9,917
Depreciation	3,705	792
Shares issued for services	331,755
Loss on investment	30,000
Gain on Sale Property	(20,324)
Changes in operating assets and liabilities:
Accounts receivable - oil and gas and Others	(48,483)	(26,605)
Accounts payable and accrued expenses	(8,138)	2,015
Refundable deposit	(90,000)
NET CASH USED IN OPERATING ACTIVITIES	(778,896)	(169,770)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of Property	70,000	-
Purchased Fixed Assets	-	(24,500)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	70,000	(24,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for related party advances	(138,619)	-
Proceeds from issuance of common stock	806,234	170,000
Contributed Capital		534,100
NET CASH PROVIDED BY FINANCING ACTIVITIES	$667,615	$704,100

(DECREASE) INCREASE IN CASH	$(41,281)	$558,830

CASH - BEGINNING OF PERIOD	542,228	41,783

CASH - END OF PERIOD	$500,947	$600,613

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of oil and gas properties	$-	$375,000
Reclassification of pre-acquisition costs to oil and gas properties	-	88,000
Asset retirement obligation from acquisition of oil and gas properties	-	6,067

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents. The Company had $500,947 and $542,228 of cash and cash equivalents at November 30, 2016 and February 29, 2016, respectively.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At November 30, 2016, $250,947 of the Company’s cash balances was uninsured. The Company has not experienced any losses on such accounts.

Accounts Receivable

Accounts receivable typically consist of oil and gas receivables. The Company has classified these as current assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and when necessary records allowances for expected unrecoverable amounts. To date, no allowances have been recorded.

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

At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects. This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method. There was no ceiling test write-down recorded during the three and nine months ended November 30, 2016 and 2015.

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

Asset Retirement Obligations

If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, the Company will record a liability (an asset retirement obligation or “ARO”) on its balance sheet and capitalize the present value of the asset retirement cost in oil and gas properties in the period in which the retirement obligation is incurred. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation assuming the normal operation of the asset, using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for the Company. After recording these amounts, the ARO will be accreted to its future estimated value using the same assumed cost of funds and the capitalized costs are depreciated on a unit-of-production basis over the estimated proved developed reserves. Both the accretion and the depreciation will be included in depreciation, depletion and amortization expense on our statement of operations.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to International Western Petroleum Inc., shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. For the three and nine months ended November 30, 2016 and 2015, there were no potentially dilutive securities outstanding.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

Subsequent Events

The Company evaluated all transactions from November 30, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has generated a net loss of $997,545 and cash flows used from operations of $748,896 during the nine months ended November 30, 2016. Revenue is mainly generated from oil and gas sales from the Company’s oil and gas properties.

Management has a reasonable expectation that the Company has adequate resources to continue in operational existence for the foreseeable future. The Company will be required to raise additional funds to fully execute its business plan, however, the Company believes it has sufficient cash on hand and limited near term obligations to sustain its current operations for the next twelve months.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended November 30, 2016:

	February 29, 2016	Additions		Sale	November 30, 2016 (Unaudited)

Oil and gas properties, subject to amortization	$996,954	$		$(50,076)	$946,878
Asset retirement costs	8,438			-	8,438
Accumulated depletion	(34,279)		(19,459)	400	(53,338)
Total oil and gas assets	$971,113		$(19,459)	$(49,676)	$901,978

The depletion recorded for production on proved properties for the nine months ended November 30, 2016 and 2015, amounted to $19,459 and $9,438, respectively. The Company recorded no impairment of its oil and gas properties during the three and nine months ended November 30, 2016 and 2015.

Note 4 – Fixed Asset

The Company’s fixed asset consists of a used vehicle and has a remaining estimated useful life of five years. Fixed asset consists of the following:

	November 30, 2016	February 29, 2016
Vehicle	$24,500	$24,500
	(5,719)	(2,014)
Total	$18,781	$22,486

The Company recorded depreciation expense of $5,719 and $792 during the nine months ended November 30, 2016 and 2015, respectively.

Note 5 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the nine months ended November 30, 2016:

Amount
Asset retirement obligations as of February 29, 2016	$9,133
Additions	-
Current year revision of previous estimates	-
Accretion during the nine months ended November 30, 2016	676
Asset retirement obligations as of November 30, 2016 (Unaudited)	$9,809

During the nine months ended November 30, 2016 and 2015, the Company recognized accretion expense of $676 and $479, respectively.

Note 6 – Related Party Transactions

During the nine months ended November 30, 2016, the Company reduced related party payables in the amount of $138,619. This amount included $45,000 consulting fee for service from the Marshall Walden Joint Venture that the Company acquired during this quarter. Since September 2016, the Company has started realizing its 10% working interest from the net revenue of the Marshall Walden Joint Venture.

Note 7 – Equity

During the nine months ending November 30, 2016, the Company sold 3,323,949 shares of common stock of the Company for net cash proceeds of $806,234 as summarized below:

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

In November 2016, the Company sold 3,067,282 shares of common stock for cash proceeds of $613,700.

In June 2016, the Company issued 255,000 shares of common stock in exchange for consulting services of $191,250 related to corporate development, corporate governance, media and public relations.

In November 2016, the Company issued 33,500 shares of common stock to a consultant in exchange for services rendered.

Note 8 – Subsequent Events

In December 2016, the Company sold 140,000 shares of the common stock of the Company for $140,000.

In January 2017, the Company issued 50,000 shares of the common stock of the Company for corporate governance consulting service.

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

Overview

International Western Petroleum, Inc. (“IWP,” “we,” “our,” “us” or the “Company”) was incorporated on February 19, 2014 as a Nevada corporation and is based in Irving, Texas. The Company was formed to conduct operations in the oil and gas industry. We are an oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. On May 4, 2015, the Company acquired significant working interests from the Bend Arch Lion 1A Joint Venture and the Bend Arch Lion 1B Joint Venture encompassing a total production of seven (7) producing oil and gas wells on a total 380 acres out of 777 acres of the Bend Arch Lion project showing proven recoverable reserves of approximately 429.48 Mbbl and 353.78 MMcf. To date, the Company, together with its affiliated operator, International Western Oil Corporation (“IWO”), have completed drilling an additional three (3) oil and gas wells, thus totaling ten (10) gross wells in production. It is noted that the Bend Arch Lion 1A and 1B Joint Ventures are parts of the total 777-acre leaseholds that have not been fully explored. Currently, IWO holds approximately 2,400 acres in leaseholds in the Central West Texas region. The Company plans to acquire additional leaseholds from IWO in the future.

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

Strategy and Implementation Summary

Sales Strategy

Abilene, Texas is the closest city with oil handling and sales firms. Our sales strategy in relation to spot pricing will be to produce less when the sales price is lower and produce more when the sales price is higher. To maintain the lowest production cost, we will aim to have our inventory in tanks be virtually zero. Members of the Ramsey family that are related to our CEO have business relationships with BML Crude Oil Marketing, Inc. (BML) and West Texas Gas (WTG Jameson). The Company has started producing oil and natural gas, while leveraging Tier 1 business relationships and having entered into material agreements with BML so that, as our Tier 1 buyers, BML can handle pick-up and sales of our crude oil stock to refineries and WTG Jameson can collect natural gas from our gas lines connecting to WTG pipelines.

As such, crude oil will be picked up from the leases and natural gas can be collected as needed during the calendar month. At the end of the month, the hydrocarbon total sales will be tallied by lease and the 30-day average of the daily closing of oil and gas will be tabulated. On or about the 25th of the following month the proceed checks from oil and gas sales will be issued to the financial parties of record.

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

Since the fourth quarter of fiscal year 2016, the Company has reviewed several good acquisition candidates in the West, Permian Basin and South Texas. After identifying any new prospect, additional research and evaluation was carried out using personal contacts, geologists, seismographs, satellite hydrocarbon imaging, production data and every available resource to glean information and data in order to make an acquisition decision. Our operational plan after each acquisition is to increase production of the acquired oil and gas properties using state-of-the-art production technologies within a designated budget pre-approved by the Company’s senior management team.

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

On May 4, 2015, the Company acquired a 39.5% working interest from International Western Oil Corporation (“IWO”) in the Bend Arch Lion 1A Joint Venture (the Pittard Bend Arch White property encompassing 160 acres – State ID# 21488) (the “1A Venture”) and a 50% working interest in the Bend Arch Lion 1B Joint Venture (the Pittard Bend Arch Red property encompassing 220 acres - State ID# 13121) (the “1B Venture”). By acquiring these working interests, the Company will directly receive the share of working interest revenue (after accounting for applicable taxes, expenses, and landowner royalties) IWO was receiving prior to the acquisitions. It is noted that in March 2016, the Company sold 4% of its working interest of the Bend Arch Lion 1B to a buyer, thus reducing the ownership of the working interest down to 46% in the Bend Arch Lion 1B.

The Company has spent over 6 past months to examine a proven state-of-the-art Organic Oil Recovery (OOR) technology proposed by an Advanced Enhanced Oil Recovery (EOR) technology company which has proposed a partnership with the Company in order to identify suitable mature oil fields and apply this OOR technology aiming to significantly increase the current production from mature oil and gas fields. The Company believes that this technology is one of the most important oil recovery breakthroughs in decades. This technology, based on natural ecology of the oil reservoir, has shown high-performance records on 4 continents, onshore and offshore, with over 300 applications in over 40 oil fields, resulting with an average increase of 92% in oil production. The technology is believed to be pure organic and biodegradable with fast result and cost effectiveness, bringing major economic benefits to many oil and gas producers in low oil price environment today.

As 65% of oil in the world are being trapped underground today leading to a major opportunity for the Company to gain significant growth in revenues, the Company is doing in-depth studying on this technology to see if it is applicable to the Company’s newly acquired leases in Kilgore city, East Texas and also aims to obtain an exclusivity from this technology partner in certain region of Texas while pursuing certain revenue-sharing model with this technology partner.

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

Permian Basin: 10,300 acre leaseholds of Dean and Lower Sprayberry formation currently producing 76 bopd and 31 mcfpd with targeted 400 bopd– 1,200 bopd, surrounded by 34 offset horizontal wells operated by Encana, Energen and XTO.

Permian Basin: 200,000 acre leaseholds with over 6,000 boepd currently in production.

South Texas: 2,100-acre leaseholds having 775 MBbls of proven reserves including 34 wellbores producing 72 bopd with new drilling opportunities.

Acquisition Events

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

On July 29, 2016, the Company, acting as a managing venturer of the Marshall Walden Joint Venture, executed an “Assignment, Conveyance and Bill of Sale” with Cerberus Production, LLC of the two (2) oil producing properties in Kilgore city of East Texas the Fannie Marshall Lease (RRC Lease No. 07413) and the Ida Walden Lease (RRC Lease No. 07419). The Company owns ten percent (10%) of the working interest of the Marshall Walden Joint Venture which was formed by the Company and its acquisition partner Odyssey Enterprises, LLC. This Marshal Walden Joint Venture was formed for the purpose of acquiring the two (2) above-mentioned leases.

On November 9, 2016, the Company acquired 3D Seismic 350-acre leasehold in King County, Texas. This acquisition primarily includes 350-acre leasehold in King County, Texas with additional options to lease up to 800 acres of adjoining acreage with complete 3D seismic data. The 350-acre leasehold comes with an existing tank facility for the production of oil, natural gas, and water. There is also a full injection wellbore set in place that is fully equipped. There have been five (5) wellbores drilled on this lease dating back to the 1970s, and these previous wellbores ranged from 4800ft – 6200ft in total depth, with three (3) different prolific hydrocarbon formations.

Results of Operations

Comparison of the Three Months Ended November 30, 2016 with the Three Months Ended November 30, 2015

Revenues

The Company generated revenues of $25,427 from oil and gas sales from the Company’s oil and gas properties for the three months ended November 30, 2016, as compared to $53,110 for the three months ended November 30, 2015.

Operating Expenses

Operating expenses for the three months ended November 30, 2016 and 2015 were $422,805 and $128,258 respectively. The costs incurred during the three months ended November 30, 2016 consisted of additional consulting fees related to investor and public relations services, corporate development and advisory expenses, lease operating expenses, depletion and accretion, professional fees and administrative expenses associated with the normal course of business. The increase in operating expenses was primarily related to the expenses associated with the enhancement programs in the oil and gas properties acquired by the Company, legal and capital market entry fees as well as public relations and other business development works related to acquisition efforts.

There is a reclassification entry to correct the expenses error in the last quarterly report.

Net Loss

Our net loss was $427,378 for the three months ended November 30, 2016 as compared to a net loss of $75,148 for the three months ended November 30, 2015. The increase in net loss was due to increased operating expenses and payments to additional corporate development consulting services.

Comparison of the Nine Months Ended November 30, 2016 with the Nine Months Ended November 30, 2015

Revenues

The Company generated revenues of $127,227 from oil and gas sales from the Company’s oil and gas properties and consulting services related to the re-works of the newly acquired wells in East Texas for the nine months ended November, 2016, as compared to $146,174 for the nine months ended November 30, 2015.

Operating Expenses

Operating expenses for the nine months ended November 30, 2016 and 2015 were $1,115,097 and $302,063, respectively. The costs incurred during the nine months ended November 30, 2016 consisted of additional consulting fees related to investor and public relations services, corporate development and advisory expenses, related party monthly field service expenses, lease operating expenses, depletion and accretion, professional fees and administrative expenses associated with the normal course of business. The increase in operating expenses was primarily related to the expenses associated with the enhancement programs in the oil and gas properties acquired by the Company, legal and capital markets entry fees as well as public relations and other business development works related to acquisition efforts.

Gains and losses:

The Company incurred gains of $20,324 from a sale the Company’s oil and gas properties for the nine months ended November 30, 2016, as compared to $0 for the nine months ended November 30, 2015.

The Company incurred a write off of a deposit of $30,000 for an acquisition target named Houston Gulf Energy due to the breach of contract from Houston Gulf Energy in not returning the deposit to the Company after the Company completed the full due diligence before the deadline and withdrew from the acquisition due to a high level of risks.

Net Loss

Our operating results have recognized a net loss in the amount of $997,545 for the nine months ended November 30, 2016 as compared to a net loss of $155,889 for the nine months ended November 30, 2015. This increase in net loss was due to increased operation expenses, issuance of restricted shares and other cash payments related to media relations, oil production improvement programs and corporate development consulting services.

Liquidity and Capital Resources

At November 30, 2016, the Company had cash in hand of $500,947.

Net cash used by operating activities during the nine months ended November 30, 2016 was $748,896 as compared to cash used in operating activities of $169,770 for the same period in 2015. The increase was related to additional costs incurred related to the maintenance and repair of the Company’s newly acquired oil and gas properties and other consulting expenses related to public relations and acquisition efforts.

Net cash provided by investing activities during the nine months ended November 30, 2016 was $70,000 resulting from the sale of a portion of our oil and gas properties to a related party, compared to $24,500 cash used for the purchase of a fixed asset for the nine months ended November 30, 2015.

Net cash provided by financing activities during the nine months ended November 30, 2016 was $667,615 as compared to cash provided by financing activities of $753,100 for the nine months ended November 30, 2015. The decrease in cash provided by financing activities was primarily related to $138,619 of payments to related party advances of contributed capital received in the last year.

Off-Balance Sheet Arrangements

As of November 30, 2016, we did not have any off-balance sheet arrangements.

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

Pursuant to SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that due to the material weakness discussed below, the Company’s disclosure controls and procedures were not effective, as of the end of the month ended November 30, 2016, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of November 30, 2016, the Company determined that the following items constituted material weaknesses:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no other actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’

Item 1A. Risk Factors.

We believe there are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended February 29, 2016, filed with the SEC on June 27, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2016, the Company sold 3,067,282 shares of common stock for cash proceeds of $613,700.

In November 2016, the Company issued 33,500 shares of common stock to a consultant in exchange for services rendered.

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

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended November 30, 2016.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 9, 2016, the Company acquired 3D Seismic 350-acre leasehold in King County, Texas. This acquisition primarily includes 350-acre leasehold in King County, Texas with additional options to lease up to 800 acres of adjoining acreage with complete 3D seismic data. The 350-acre leasehold comes with an existing tank facility for the production of oil, natural gas, and water. There is also a full injection wellbore set in place that is fully equipped. There have been five (5) wellbores drilled on this lease dating back to the 1970s, and these previous wellbores ranged from 4800ft – 6200ft in total depth, with three (3) different prolific hydrocarbon formations.

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

International Western Petroleum, Inc.

Date: January 17, 2017	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

