Form 10-K
period 2017-02-28
INTERNATIONAL WESTERN PETROLEUM, INC.
filed 2017-06-01
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 000-55695

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

(Title of class)

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232. 405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229. 405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer. [ ]	Accelerated filer. [ ]
Non-accelerated filer. [ ]	Smaller reporting company. [ ]
(Do not check if a smaller reporting company)
Emerging growth company. [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A

Number of the issuer’s common stock outstanding as of June 1, 2017: 48,811,013

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

PART I

Item 1. Business.

Our Company

International Western Petroleum, Inc. (“IWP” or the “Company”) was incorporated on February 19, 2014 as a Nevada corporation and is based in Irving, Texas. The Company was formed to conduct operations in the oil and gas industry. We are an oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. On May 4, 2015, the Company acquired significant working interests from the Bend Arch Lion 1A and the Bend Arch Lion 1B Joint Ventures in Coleman County of Texas, encompassing a total production of 7 producing oil and gas wells on a total 380 acres out of 777 acre leaseholds showing proven recoverable reserves of approximately 416.34 Mbbl and 317.45 MMcf as of March 1, 2017. In fiscal year 2017, the Company, together with its affiliated operator; International Western Oil Corporation (IWO), have completed drilling an additional 3 oil and gas wells, thus totaling 10 gross wells in production in the Midland area. It is noted that the Bend Arch Lion 1A and 1B Joint Ventures are parts of the total 777-acre leaseholds that have not been fully explored. The Company also manages the 45-acre Marshall Walden joint venture with 8 Woodbine Sand oil wells in Kilgore City, Texas and has recently acquired a 350-acre leasehold with 3 oil wells from the multi-zone Ratliff property in King County, thus setting our foothold in the Eastern Permian Basin of Texas. Currently, IWO holds approximately 2,400 acres in leaseholds in the Central West Texas region. The Company plans to acquire additional leaseholds from IWO and other oil and gas operators in the future.

The Company is continually seeking strategic investors to help it develop additional exploration and acquisition projects located within the Bend Arch-Fort Worth Basin as well as other prime acquisition targets in the Central West, South and East Texas. As such, the Company is working on obtaining enough funding to provide a budget for new acquisitions in the remaining calendar year as well as new exploration projects in 2018 to meet its financial objectives during the fiscal year ending February 28, 2018.

Our Business Strategy

We are an E&P (Exploration & Production) oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. The Company is currently managed by business and oil and gas exploration veterans who specialize in the oil and gas acquisition and exploration markets of the Central West Texas region. The Company’s goal is to tap into the high potential leases of the Central West Texas region of the United States, aiming to unlock its potential, specifically in the prolific Bend Arch-Fort Worth region. This area is approximately 120 miles long and 40 miles wide running from Archer County, Texas in the north to Brown County, Texas in the south. The Company is also looking at other lucrative acquisition opportunities in Permian Basin, West Texas, East Texas and South Texas region.

The Company’s Chief Executive Officer, Ross Henry Ramsey, and his family have participated in a number of exploration projects with several major oil and gas companies. Management believes that state-of the-art technology is one of the key differentiators of the Company. Oil and natural gas reserve development is a highly technologically oriented industry. Management believes that the use of leading edge technology has greatly increased the success rate of finding commercial oil or natural gas deposits. In this context, success rate means the ability to make an oil/gas well that can produce a commercialized quantity of hydrocarbons. In general, the Company expects to conduct additional 3D Seismic survey to determine more accurate drilling locations and drilling depths beside its initial georadiometry technology application via its last 10 drilling projects. For short-term cash flow enhancement, the Company plans to seek large-reserve oil and gas properties with low production to acquire at the lowest cost possible and then implement effective Enhanced Oil Recovery (“EOR”) methods to improve its current revenues and assets. For long-term cash flow enhancement, the Company plans to identify larger and more mature production opportunities while selecting capital partners to buyout via the Company’s strategic joint venture partnerships thus significantly increasing productions via additional drillings and state-of-the-art EOR implementations.

The Company’s long-term objective is to increase shareholder value by growing reserves, production and cash flow. To accomplish this objective, we plan to execute the following business strategies:

Develop and Grow Our Hydrocarbon Rich Resource-Style Acreage Positions Using Our Proven Development Expertise. We plan to continue to acquire high quality assets in hydrocarbon-rich resource plays to improve our asset quality and expand our drilling inventory. We plan to leverage our management team’s expertise and apply the latest available Enhanced Oil Recovery technologies to economically develop our existing property portfolio in Central West and East Texas in addition to any assets in other regions we may acquire. We operate the majority of our acreage, thus giving us certain control over the planning of capital expenditures, execution and cost reduction. Our carefully planned operation also allows us to adjust our capital spending based on drilling results and the economic environment. Our leasehold acquisition strategy is to pursue long-term contracts that allow us to maintain flexible development plans and avoid short-term obligations to drill wells, as have been common in other resource plays. As a small producer, we regionally evaluate industry drilling results and implement technologically effective operating practices which may increase our initial production rates, ultimate recovery factors and rate of return on invested capital.

Manage Our Property Portfolio Proactively. We constantly evaluate our properties to identify and divest non-core assets and higher cost or lower volume producing properties with limited developmental potential, thus enabling us to focus on a portfolio of core properties with the greatest economic potential to increase our proved reserves and production.

Acquire Small Producing Companies with Compelling Underlying Values. We identify acquisition opportunities of exploration and production companies with underlying assets to unlock the development potential and accelerate production using new technologies and capital infusion from capital partners.

Maintain Good Balance Sheet and Execute Growth Plan. Our management team is focused on maintaining a strong balance sheet with borrowing capacity and access to capital markets, aiming to provide us with sufficient liquidity to execute our growth in assets and revenues.

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

Based upon management’s petroleum exploration experience as well as its geology expertise and its ability to identify high potential acreage and high production fields, management believes that the Company’s near future valuation as a public company is attractive.

Our immediate revenue strategy today is to acquire existing production with large reserves and unlock their full potential by new enhanced oil recovery (“EOR”) methods and drilling new wells to be hand-picked by management. We are at full speed to acquire and develop more reserves to increase and create enduring value for our company.

Our Competitive Strengths

Management believes that we have a number of competitive strengths that will allow us to successfully execute our business strategies:

Simple Capital Structure. It is the time for a company like us with simple capital structure and de-risked inventory of quality locations with upside potential to take advantage of the current low oil prices to acquire high potential productions at low cost. Management believes there are opportunities for profits to be made once oil prices start moving up.

Visionary Management Team. With significant experience in all aspects of the development of resource plays, our management team include4th generation oil men, geologists, engineers with business skills that have decades of combined experience in the industry and a commitment of creating shareholder value via acquisition strategies.

Low Risk Exploration Practice. Unlike many major oil companies that often drill very deep wells with a high degree of risk, we are a specialist in shallow well exploration (sub 5,000 feet) that is less expensive and has lower risk factors. The basis for management’s belief that the wells that can be drilled in the prospective leases will have the capacity to produce a reasonable amount of hydrocarbon and due to our recent studies of the general areas where we are prospecting the projects. That is our most important exploration practice.

Under The Radar Asset Base. Management believes our local West Texan E&P team has a special talent in acquiring local “prime time” hydrocarbon land leases with sub-300 bopd (barrels of oil per day) wells that have large hydrocarbon reserves. Management believes that these “under the radar” prospective leases have multi-year drilling inventory and reasonable production history with high upside potential and not readily accessible to public for auctions, thus adding to our competitive advantage on these “under the radar” opportunities. It is because management also believes that these highly valuable leases are not economically justifiable for the major oil and gas companies in the region because such companies need the wells they drill to produce at least 300 Bbls (barrels) of oil per day per well.

Geographic Diversity. We believe that our geographic diversity encompassing the West, Central West, East and South Texas regions provides us with broad flexibility to direct our capital resources to projects with the greatest potential returns and access to multiple key end markets, which mitigates our exposure to temporary price dislocations in any one market.

Strong Technical Team. Our technical team has significant experience and expertise in applying the most sophisticated technologies used in conventional and unconventional resource style plays, including 3-D seismic interpretation, vertical and horizontal drilling, comprehensive multi-stage hydraulic fracture stimulation programs, other oilfield service, and enhanced oil recovery technologies. We believe this technical expertise is partly responsible for our management team’s strong track record of successful exploration and development, including defining core producing areas in emerging plays.

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

Directional Drilling

Drilling technology has come a long way over the years. Among the most recent advancements in drilling are Rotary Steerable tools which allow three-dimensional control of the bit without stopping the drill string. One of the benefits of this technology is increasing the exposed section throughout the target reservoir by drilling through it at an angle. Directional drilling also allows drilling into reservoirs where vertical access is difficult or not possible; for instance, an oilfield under a town, lake, or hard to drill through formation.

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

Reservoir Estimate

The Company owns working interests of the 2 production joint ventures in the Bend Arch-Fort Worth region of Texas. The Bend Arch is a prolific structure that, management believes, still contains a vast amount of commercial hydrocarbons. This structure has yielded a large amount of commercial revenue from hydrocarbon recovery for over 80 years. Management believes that a study of the history of prospecting for oil and gas in the Bend Arch reveals that a treasure trove of oil and gas reserves still exist.

As of March 1, 2017, our estimated gross proved oil and natural gas reserves, as prepared by our independent reserve engineering firm, Ralph E. Davis, an Opportune Company, using SEC prices of $43.05 per Bbl of oil and $1.55 per Mcf of natural gas, were 416.34MBbl of oil and 317.45MMcf of natural gas. Approximately 41.5% of our oil reserves and 36.3% of our natural gas reserves were classified as proved producing and proved behind pipe categories as of March 1, 2017.

The Bend Arch region has a history of wells producing oil and gas for 40 to 60 years at, management believes, an attractive commercial rate in primary production mode, secondary recovery mode, and even tertiary recovery mode with, management believes, time on our side which means modern technology will become more advanced in the future.

Sales Strategy

Abilene, Texas is the closest city with oil handling and sales firms. Our sales strategy in relation to spot pricing will be to produce less when the sales price is lower and produce more when the sales price is higher. To maintain the lowest production cost, we will aim to have our inventory be virtually zero. Our E&P core team has business relationships with BML, Transport Oil, Lion Oil Trading & Transportation, for oil sales as well as WTG Jameson for gas sales. The Company has selected to enter into material agreements with BML, Lion Oil and WTG Jameson so that, as our tier 1 buyer, they can handle pick-up and sales of our crude oil stock to refineries and gas via local gas pipelines.

As such, crude oil will be picked up from our leases as needed during the calendar month. At the end of the month the crude total sales will be tallied by lease and the 30-day average of the daily closing of oil will be tabulated. On or about the 25th of the following month the proceeds checks will be issued to the financial parties of record.

Operational Plans

During fiscal year 2017, the Company was actively looking for large-reserve oil and gas concessions with existing production to acquire and continue to raise enough capital via equity financing options to meet its operational goal in fiscal year 2018.

Based on management’s general management and petroleum exploration experience as well as its geology expertise, the Company believes in its ability to identify high potential acreages and high production fields.

The Company has recently shifted its E&P plan on regional acquisition(s) with a focus in the Permian Basin region. This region has been producing oil continuously for nearly 100 years and the U.S. Geological Survey (USGS) has recently announced that this region is the largest estimate of continuous oil that it has ever assessed. Our area of interest is production locations within the Wolfcamp shale in the Midland Basin portion of the Texas Permian Basin where the USGS estimates that there are 20 billion barrels of undiscovered, technically recoverable oil.

The Company has instigated a new acquisition model which is based on:

a)	the financed acquisition of mature oil fields that have great potential for the application of an advanced Enhanced Oil Recovery (EOR) process. This process is a very cost effective EOR process which has been technologically field proven with great success in over 40 oil fields around the world, where the average production increase of producing wells, onshore and offshore, has been recorded with over 130% upside; and

b)	strategic partnership with existing operators to share production increases garnered through the implementation of this EOR process. The Company’s management believes that it is well positioned to exploit a highly effective and developed EOR technology which uniquely addresses a global market of “trapped oil” estimated at $250 trillion U.S. dollars. The Company aims to execute its mission in this new direction to create high value for the benefit of its shareholders and strategic partners.

Since the fourth quarter of fiscal year 2017, the Company has reviewed several good acquisition candidates in the West Permian Basin and South Texas. After identifying any new prospect, additional research and evaluation was carried out using our personal contacts, geologists, 3D seismic, satellite hydrocarbon imaging, production data and every available resource to glean information and data in order to make an acquisition decision. Our operational plan after each acquisition is to increase production of the acquired oil and gas properties using state-of-the-art production technologies with a designated budget pre-approved by the Company’s senior management team.

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

The exploration process is a 2-phase process: 1) drilling and testing and 2) well completion. The Company plans to hire drilling specialists and technical consultants designated to oversee the drilling for each well during the drilling and testing phase. For the well completion process, the Company plans to hire technical data collectors and cementing operators to ensure the best performance upon perforating the wells at different pay zones based on thorough technical advisory work done by our internal and external geologists before production.

The Company also has an immediate operational plan to apply selective leading edge Enhanced Oil Recovery (“EOR”) technologies from technology vendors to improve existing production after each future acquisition.

To date, the Company has prospected and completed several exploration and acquisition projects:

Completed Acquisitions with Production Enhancement Programs

The Bend Arch Lion 1A JV, Coleman County, TX:

This drilling joint venture is a 160-acre leasehold having 4 producing wells which have been drilled by our Texas-based operating partner International Western Oil. This field has been surveyed with high quality proven reserves encompassing several pay zones highlighted by the Gray Sand, the Palo Pinto, and in some instances the Ellenburger pay zone. On May 4, 2015, the Company acquired a 39.5% working interest from International Western Oil Corporation (“IWO”) in the Bend Arch Lion 1A Joint Venture (the Pittard Bend Arch White property encompassing 160 acres – State ID# 21488) (the “1A Venture”.) By acquiring these working interests, the Company directly receives the share of working interest revenue (after accounting for applicable taxes, expenses, and landowner royalties) IWO was receiving prior to the acquisitions.

As of February 28, 2017, the 1A Venture property had four (4) gross oil and gas wells (1.58 net wells). The initial production of this property started in April 2014.

Management plans to execute its production improvement program on the Bend Arch Lion 1A as the result of our recent in-depth studies show accessible proven reserves in several pay zones highlighted by the Gray Sand pay zone, the Palo Pinto pay zone and the Ellenburger pay zone. Management believes, its production improvement program can offer a substantial increase from the current production of this field by re-completing certain Gray Sand pay zones with either standard acidizing jobs or a new EOR method and also entering virgin Palo Pinto pay zone or Ellenburger pay zone in certain declining wellbores.

The Bend Arch Lion 1B JV, Coleman County, TX:

This drilling joint venture is a 220-acre leasehold having 6 new producing wells which have been drilled by our Texas-based operating partner International Western Oil. In May 2015, the Company acquired working interests of this leasehold which has been surveyed with high quality proven reserves encompassing several pay zones highlighted by the Gray Sand and in some instances the Ellenburger pay zone. At the moment, the leasehold has 3 producing wells coming from the Gray Sand formation and 3 producing wells coming from the Ellenberger formation. On May 4, 2015, the Company acquired 50% working interest in the Bend Arch Lion 1B Joint Venture (the Pittard Bend Arch Red property encompassing 220 acres - State ID# 13121) (the “1B Venture”.)By acquiring these working interests, the Company directly receives the share of working interest revenue (after accounting for applicable taxes, expenses, and landowner royalties) IWO was receiving prior to the acquisitions.

As of February 28, 2017, the 1B Venture property had six (6) gross oil and gas wells (3 net wells). The initial production of this property started in March 2015.

Management plans to execute its production improvement program on the Bend Arch Lion 1B as the result of our recent in-depth studies showing accessible proven reserves in several pay zones highlighted by the Gray Sand pay zone and the Ellenburger pay zone. Management believes, can offer a substantial increase from the current production of this field by re-completing certain Gray Sand pay zone with either standard acidizing jobs or a new EOR method and also entering virgin Gray Sand pay zone or increasing pumping efficiency in the Ellenburger pay zone in certain declining wellbores.

The Marshall Walden JV, Kilgore City, TX:

As of July 29, 2016, the Company served as the managing venturer in a 45-acre joint venture with Odyssey Enterprises LLC which has financed the Marshall Walden joint venture for the lease purchase and optimization of wells located in Kilgore, Texas, in the heart of the Woodbine formation. There are 8 wellbores in the acquisition, with 4 currently in production and 4 inactive. The Company has recently completed the re-work of the inactive wellbores and plans to upgrade to a new pump set up to enhance oil production levels. Management believes that this Marshall Walden acquisition put a solid foundation in place for the Company in the East Texas region.

As of February 28, 2017, the Marshall Walden property had four (4) gross oil and gas wells (0.4 net wells) which are active. The initial production of this property started in September 2016.

The Ratliff Property, King County, TX:

As of December 6, 2016, the Company has acquired a 3D Seismic 350-acre leasehold in King County, Texas. This acquisition primarily includes 350-acre leasehold in King County, Texas with additional options to lease up to 800 acres of adjoining acreage with complete 3D seismic data. The 350-acre leasehold comes with an existing tank facility for the production of oil, natural gas, and water. There is also a full injection wellbore set in place that is fully equipped. There have been five (5) wellbores drilled on this lease dating back to the 1970s, and these previous wellbores ranged from 4800ft – 6200ft in total depth, with three (3) different prolific hydrocarbon formations.

Management believes that this acquisition has create a foothold for us in the Eastern Permian Basin. With in depth studying of the 3D seismic data, we believe there are up to eight (8) proven undeveloped locations (“PUDs”) throughout the lease’s acreage. Management also believes that the Company can best take full advantage of the complete 3D Seismic data available and should be able to drill wellbores in extremely accurate locations. The Company plans to drill a8,000ft pilot hole in order to obtain Ellenbuger pay zone samples and complete the Canyon Reef pay zone at 6,700ft on one wellbore and access a full log review to determine if there is a window to drill a horizontal leg. The Company also plans to turn on 3 wellbores that are producers via extended re-entry method.

As of February 28, 2017, the Ratliff property had three (3) gross oil and gas wells (3 net wells) which the management plans to perform re-entry works. The initial production of this property has not started yet.

The data below is based on the SEC Non-Escalated Analysis of Estimated Proved Reserve of the Bend Arch Lion 1A and Bend Arch Lion 1B leaseholds in which the Company has certain interests. As of March 1, 2017, this evaluation report was prepared by an independent third party Ralph E. Davis Associates LLC, an Opportune Company which is a SEC-qualified reservoir engineering firm based in Houston, Texas.

Estimated Proved Reserves

Net to International Western Petroleum, Inc.

SEC Non-Escalates Analysis

As of March 1, 2017

	Proved
	Producing	Behind Pipe	Undeveloped	Total
Net Reserves
Oil/ condensate - MBbls	7.7	54.3	75.7	137.70
Gas - MMCF	26.4	13.60	62.8	102.70

Income Data (in thousands)
Future gross revenue	$377.2	$2,335.4	$3,401.5	$6,114.1
Ad valorem taxes	$9.4	$58.4	$85.0	$152.9
Severance taxes	$18.7	$108.1	$159.5	$286.3
Operating costs	$150.8	$208.1	$358.9	$717.9
Capital costs	$-	$145.6	$947.6	$1,093.1
Undiscounted cash flows	$198.4	$1,815.20	$1,850.5	$3,864.0
Discounted cash flows at 10%	$172.4	$1,254.3	$1117.2	$2,543.9

The unit prices used throughout this report for crude oil, condensate, and natural gas are based upon the appropriate prices in effect the first trading day of each month from March 2016 through February 2017 and averaged for the year.

These acquisitions are described in more detail below, under “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

International Western Petroleum Corporation (“IWPO”), for which our management serves in similar positions and for which is majority owned by the CEO and Chairman of the Company, has a wholly-owned subsidiary and separate entity called International Western Oil Corporation (“IWO”). Our management also serves in the same positions with IWO. IWO is licensed by the Texas RRC as an operator and has been feeding data and has been serving as a consultant related to exploration and acquisition activity to us with regard to the Bend Arch Lion, Marshall Walden and Ratliff fields. IWPO does not engage in any business activities beyond serving as IWO’s parent. IWO is IWPO’s operating company. IWO serves as a Texas-licensed oil and gas operator and on-site consultant for the Company to provide the Company with operation support, Texas RRC regulation compliance, full geology reports, on-site survey work, initial reserve analysis and additional geology consulting work on an as-needed basis. The Company paid IWO a monthly operator fee of $27,600 until end of June 2016.

Employees

We presently have six individuals performing services for the Company: Ross Henry Ramsey, our Chief Executive Officer, President, and Chief Financial Officer; Benjamin Tran, our Chairman and Secretary; Allen Horn, our Vice President of Production; Syed Ahmad, our Chief Geologist, Brian O’Connell, our Operations Manager; and Nguyet Nguyen, our Chief Accountant.

Mr. Ramsey devotes approximately 40 hours per week to our affairs and, prior to March 1, 2016, approximately 10 hours per week in total to the affairs of IWPO and IWO. Mr. Ramsey serves as Chief Executive Officer and President of both IWPO and IWO. Mr. Ramsey dedicated 100% of his time to the Company during the fiscal year ending February 28, 2017.

Mr. Tran devotes approximately 40 hours per week to our affairs and, prior to March 1, 2016, approximately 5 hours per week in total to the affairs of IWPO and IWO. Mr. Tran serves as Secretary and Director of both IWPO and IWO. Mr. Tran dedicated 100% of his time to the Company during the fiscal year ending February 28, 2017.

Mr. Allen Horn and Mr. Brian O’Connell each devote approximately 40 hours per week to our exploration and production taskforce. They are our full-time employees.

Ms. Nguyet Nguyen devotes approximately 20 hours per week as our Chief Accountant. She is our part-time employee.

Dr. Syed Ahmad is our consulting Chief Geologist who is devoted to our acquisition projects on an as-needed basis. We plan to convert his working status to a full-time employee upon achieving our immediate financial goals.

Item 1A. Risk Factors.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this annual report, before making an investment decision. If any of the following risks occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our shares of common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this annual report.

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

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we expect and fully intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the last day of the fiscal year following the fifth anniversary of the first sale of our common equity securities pursuant to an effective registration statement (February 28, 2020); (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

Risks Related to Our Common Stock

THERE IS NO ASSURANCE THAT OUR COMMON STOCK WILL EVER TRADE ON A RECOGNIZED EXCHANGE. THEREFORE, YOU MAY BE UNABLE TO LIQUIDATE YOUR INVESTMENT IN OUR STOCK.

There is a limited public trading market for our Common Stock and there can be no assurance that one will ever develop. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, holders of our securities may not find purchasers for our securities should they decide to sell. Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

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

Item 2. Properties.

The Company is using the office provided by IWO at 5525 North McArthur Blvd., Suite 280, Irving, TX 75038. Since the Company has stopped agreement with IWO to pay IWO a monthly budget for operating license and field services starting June 2016, the Company has started paying for the lease of this office space since June 2016.

Prior to June 2016, the Company paid IWO a monthly amount in return for IWO maintaining its operating license and for the field services IWO provided to the Company. Since June 2016, the Company no longer pays IWO a monthly amount and now pays the lease for this office space in the amount of $2,333.35 per month.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company has been trading on the OTC QB market under the trading symbol INWP since April 2016.

Quarter Ended May 31, 2016:

High: 1.80

Low: 1.15

Quarter Ended August 31, 2016:

High: 1.72

Low: 1.67

Quarter Ended November 30, 2016:

High: 1.74

Low: 1.25

Quarter Ended February 28, 2017:

High: 1.50

Low: 0.52

Holders of Capital Stock

As of February 28, 2017, we had 85 shareholders of our common stock and 140 shareholders on our NOBO list.

Dividend Policy

The Company has never paid cash dividends on its common stock and does not anticipate paying dividends in the foreseeable future. The payment of future cash dividends is subject to the discretion of the Board of Directors and will depend upon the Company's earnings (if any), general financial condition, cash flows, capital requirements and other considerations deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

During the year ended February 28, 2017, the Company sold 3,518,948 shares of the Company’s common stock for net cash proceeds of $1,001,200, issued 862,100 shares, valued at their fair value of $426,934, of the Company’s common stock for consulting services.

Securities Authorized for Issuance Under Equity Compensation Plans.

We currently do not have an equity compensation plan. The Company plans to create an equity compensation plan during the second quarter of fiscal year 2018.

Employment Contracts, Termination of Employment and Change in Control Arrangements

We have employment contracts with our officers or directors.

Rule 10B-18 Transactions

During the year ended February 28, 2017, there were no repurchases of the Company’s common stock by the Company.

Item 6. Selected Financial Data

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

International Western Petroleum, (the “Company”, “We”, or “Us”) was incorporated on February 19, 2014 under the laws of the state of Nevada. We are an oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. As of March 1, 2017, the SEC Non-Escalated Analysis of Estimated Proved Reserve of the Bend Arch Lion 1A and Bend Arch Lion 1B leaseholds shows 137.74 Mbbl in oil net reserves out of 416.34 Mbbl in oil gross reserves and 102.73 MMcf in natural gas net reserves out of 317.45 MMcf in natural gas gross reserves.

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

In fiscal year 2018, the Company’s main objective is to take advantage of the current low oil prices to actively look for large-reserve oil and gas concessions and productions, aiming to participate with international capital partners for large-scale transactions related to buyouts and joint ventures. In the meantime, the Company will continue to raise capital to acquire smaller oil and natural gas properties in the West, Central West, East and South Texas aiming to increase its revenues via these acquisitions and continue to improve the existing production revenues of the Bend Arch Lion 1A, Bend Arch Lion 1B, Marshall Walden joint venture property and the Ratliff property via new entries, re-entries and EOR methods as mentioned in the Operational Plan section above.

In fiscal year 2018, the Company’s secondary objective is to continue tapping into the high potential leases of the West Texas region of the United States, aiming to unlock its potential via reserves development to increase its oil and gas assets, specifically in the prolific Permian Basin. The Permian Basin is a sedimentary basin largely contained in the western part of the U.S. state of Texas and the southeastern part of the U.S. state of New Mexico. It reaches from just south of Lubbock, to just south of Midland and Odessa, extending westward into the southeastern part of New Mexico. It is so named because it has one of the world’s thickest deposits of rocks from the Permiangeologic period. The greater Permian Basin comprises several component basins: of these, Midland Basin is the largest, Delaware Basin is the second largest, and Marfa Basin is the smallest. The Permian Basin extends beneath an area approximately 250 miles (400 km) wide and 300 miles (480 km) long.

To achieve the Company’s objectives, state-of the-art technology will be key since oil and natural gas reserve development is a highly technologically oriented industry. The Company has worked with a technology company providing a state-of-the-art Organic Oil Recovery (OOR) process which can release trapped oil without exploration risks. Our senior management team has explored the opportunity to utilize this new technology and plans to start with 4 counties (Coleman, Gregg, Russ and Reeves) for the Enhanced Oil Recovery business in Texas. The Company plans to optimize its acquisition model by adding this technology to increase existing mature productions without additional drilling or fracking. Preliminary assessments from this technology company indicates that this OOR process, in general, may increase current production at targeted production wells by approximately 50% to 300% and may increase ultimate recovery of the original-oil-in-place by 5% to 20%.

Results of Operations

Revenues

The Company generated revenues of $149,351 from oil and gas production sales during the year ended February 28, 2017 compared to $172,890 during the year ended February 29, 2016. The decrease was related to temporary suspension of the production due to bad weather in the Central West region of Texas.

Operating Expenses

Operating expenses for the year ended February 28, 2017 and the February 29, 2016 were $1,888,093 and $473,051, respectively. The increase was primarily related to lease operating expenses and other E&P expansion costs incurred related to the acquisition and operation of the Company’s newly-acquired oil and gas properties and additional capital markets related expenses during the current year.

Net Loss

Our operating results have recognized net loss in the amount of $1,749,418 for the year ended February 28, 2017 as compared to a net loss of $300,161 for the year ended February 29, 2016. The increase was primarily related to additional costs incurred during the current year related to lease operating expenses and other E&P expansion costs incurred related to the acquisition and operation of the Company’s newly-acquired oil and gas properties and additional capital markets related expenses.

Liquidity and Capital Resources

On February 28, 2017 and February 29, 2016, the Company had cash of $76,365 and $542,228, respectively.

Net cash used in operating activities during the year ended February 28, 2017 was $1,304,803 as compared to cash used in operating activities of $253,155 for the same period in 2016. The increase was related to additional costs incurred during the year ended February 28, 2017 related to the maintenance and repair of the Company’s newly acquired oil and gas properties.

Net cash used in investing activities during year ended February 28, 2017 was $65,000 for the acquisition of a vehicle as compared to cash used in investing activities of $24,500 for the year ended February 29, 2016. The Company incurred no pre-acquisition costs during the current year.

Net cash provided by financing activities during the year ended February 28, 2017 was $903,940 as compared to cash provided by financing activities of $778,100 for the year ended February 29, 2016. The increase in cash provided by financing activities was primarily related to issuance of common stock.

Off-Balance Sheet Arrangements

As of February 28, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
International Western Petroleum, Inc.
Irving, Texas

We have audited the accompanying balance sheet of International Western Petroleum, Inc. (the “Company”) as of February 28, 2017 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2017 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California
June 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

International Western Petroleum, Inc.

Irving, Texas

We have audited the accompanying balance sheet of International Western Petroleum, Inc. as of February 29, 2016 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended February 29, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of International Western Petroleum, Inc. as of February 29, 2016 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
June 27, 2016

INTERNATIONAL WESTERN PETROLEUM, INC.

BALANCE SHEETS

	February 28, 2017	February 29, 2016
ASSETS
Current Assets
Cash and cash equivalents	$76,365	$542,228
Account receivable - oil & gas	8,170	-
Deposit on purchase of oil & gas properties	105,000	-
Total Current Assets	189,535	542,228

Oil and Gas Property - Full Cost Method
Properties subject to amortization	955,316	1,005,392
Less: accumulated depletion	(56,340)	(34,279)
Total Oil and Gas Property, net	898,976	971,113
Equipment, net	17,546	22,486
Total Assets	$1,106,057	$1,535,827

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,000	$13,138
Account payable and accrued expenses - related parties	379,428	538,688
Loan payable	50,000	-
Stock payable	12,000	-
Total Current Liabilities	$442,428	$551,826

Asset Retirement Obligations	$10,045	$9,133

Total Liabilities	$452,473	$560,959

Stockholders’ Equity
Preferred stock, $.001 par value per share 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 90,000,000 shares authorized; 48,696,013 and 44,314,964 shares issued and outstanding on February 28, 2017 and February 29, 2016, respectively.	$48,696	$44,315
Additional paid-in capital	2,791,328	1,367,575
Accumulated deficit	(2,186,440)	(437,022)
Total Stockholder’s Equity	$653,584	$974,868

Total Liabilities and Stockholders’ Equity	$1,106,057	$1,535,827

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

	2017	2016

Revenues
Oil and gas sales	$104,351	$172,890
Service income	45,000	-

Total Revenues	149,351	172,890

Operating Expenses
Lease operating expenses	158,150	44,562
Professional fees	1,299,306	249,315
General and administrative expenses	407,264	142,186
Depletion and accretion	23,373	36,988

Total Operating Expenses	1,888,093	473,051

Loss from Operations	(1,738,742)	(300,161)

Other Income (Expenses)
Gain on sale of property	20,324	-
Loss on investment	(30,000)	-
Interest expense	(1,000)	-
Total Other Expense	(10,676)	-

Net Loss	$(1,749,418)	$(300,161)

Net loss per common share -basic and diluted	$(0.04)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	46,416,182	44,131,230

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

	Common Stock		Additional	Accumulated	Total Stockholder’s
	Shares	Amount	Paid in Capital	Deficit	Equity

Balance February 28, 2015	43,554,964	$43,555	$215,235	$(136,861)	$121,929

Common stock issued for cash	260,000	260	194,740	-	195,000
Common stock issued for acquisition of oil and gas properties	500,000	500	374,500	-	375,000
Contributed capital	-	-	583,100	-	583,100
Net loss	-	-	-	(300,161)	(300,161)
Balance, February 29, 2016	44,314,964	44,315	1,367,575	(437,022)	974,868

Common stock issued for cash	3,518,948	3,519	997,681	-	1,001,200
Common stock issued for consulting	862,100	862	426,072	-	426,934
Net loss	-	-	-	(1,749,418)	(1,749,418)
Balance, February28, 2017	48,696,013	$48,696	$2,791,328	$(2,186,440)	$653,584

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended,
	February 28, 2017	February 29, 2016
Cash Flow from Operating Activities
Net loss	$(1,749,418)	$(300,161)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion and accretion	23,373	36,988
Depreciation and amortization	4,940	-
Common stock issued for services	426,934	-
Gain on sale of oil & gas property	(20,324)	-
Loss on investment	30,000	-
Changes in operating assets and liabilities:
Accounts receivable - oil & gas	(8,170)	-
Accounts payable and accrued expenses	(12,138)	8,354
Accounts payable and accrued expenses – related parties	-	1,664

Net Cash used in Operating Activities	(1,304,803)	(253,155)

Cash Flow from Investing Activities
Deposit on purchase of oil and gas properties	(135,000)	-
Sale of oil & gas properties	70,000	-
Purchase of equipment	-	(24,500)

Net Cash used in Investing Activities	(65,000)	(24,500)

Cash Flow from Financing Activities
Proceed from loan payable	50,000	-
Payments on related party advances	(159,260)	-
Common stock issued for cash	1,001,200	195,000
Capital contribution	-	583,100
Proceeds from issuance of stock payable	12,000	-

Net Cash provided by Financing Activities	903,940	778,100

Net Decrease in Cash and Cash Equivalents	(465,863)	500,445

Cash and Cash Equivalents – beginning of year	542,228	41,783

Cash and Cash Equivalents – end of year	$76,365	$542,228

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Noncash Investing and Financing Activities
Accrued oil and gas development cost payable to related party	$-	$533,954
Common stock issued for acquisition of oil and gas properties	-	375,000
Reclassification of pre-acquisition costs to oil and gas properties	-	88,000
Asset retirement obligation from acquisition of oil and gas properties	-	6,067
Asset retirement obligation – change in estimate	-	2,371

The accompanying notes are an integral part of these financial statements

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At February 28, 2017, $0 of the Company’s cash balances was uninsured. The Company has not experienced any losses on such accounts.

Sales to one customer comprised 100% of the Company’s total oil and gas revenues for the year ended February 28, 2017. The Company believes that, in the event that its primary customer is unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

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

Equipment

Equipment is stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Renewals and betterments which extend the life or improve existing equipment are capitalized. Upon disposition or retirement of equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 3 to 10 years.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to International Western Petroleum, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. For the years ended February 28, 2017 and February29, 2016, there were no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2017 and 2016, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows. In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and have not yet determined the method by which the Company will adopt the standard in 2017.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the Company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the company’s ability to continue as a going concern. ASU 2014-15 is effective for years beginning after December 15, 2016. We do not expect the adoption of this pronouncement to have a material impact on our financial statements.

Subsequent Events

The Company has evaluated all transactions through the date the financial statements were issued for subsequent event disclosure consideration.

In March 2017, the Company issued 115,000 shares of the common stock of the Company for consulting services related to accounting and social media services.

On April 7, 2017 (the “Effective Date”), the Company entered into a secured promissory note (the “Secured Promissory Note”) with JBB Partners, Inc. (“JBB”). Pursuant to the terms of the Secured Promissory Note, JBB loaned the Company two hundred thousand dollars ($200,000) (the “Loan”). The Loan is secured by all of the Company’s assets. The Loan is also secured by, pursuant to stock pledge agreements with JBB, seventeen million nine hundred and twenty thousand (17,920,000) shares of the Company’s common stock held by the Company’s Chief Executive Officer, Ross Henry Ramsey, and twelve million (12,000,000) shares of the Company’s common stock held by the Company’s Chairman and Secretary, Benjamin Tran. The Loan bears interest at the rate of 3% per annum and the maturity date is April 7, 2018.

On May 30, 2017, the Company’s affiliate, International Western Oil Corporation (IWO) sold its affiliate debt of $379,428 to Riggs Capital, Inc.

Note 2 – Going Concern

The Company remains dependent upon funding from non-operating sources, principally related parties. The Company’s financial statements have been presented on the basis that is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company generated a net loss of $1,749,418 and used $1,304,803 of cash in operations during the year ended February 28, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the years ended February 29, 2016 and February 28, 2017:

	February 28, 2015	Additions	Reclass (1)	February 29, 2016

Oil and gas properties, subject to depletion	$-	$908,954	$88,000	$996,954
Asset retirement costs	-	8,438	-	8,438
Accumulated depletion	-	(34,279)	-	(34,279)
Total oil and gas assets	$-	$883,113	$88,000	$971,113

	February 29, 2016	Additions	Sales	February 28, 2017

Oil and gas properties, subject to depletion	$996,954	$-	$(50,076)	$946,878
Asset retirement costs	8,438	-	-	8,438
Accumulated depletion	(34,279)	(22,461)	400	(56,340)
Total oil and gas assets	$971,113	$(22,461)	$(49,676)	$898,976

(1) The Company reclassified $88,000 of the pre-acquisition costs associated with the Bend Arch properties acquired to oil & gas properties subject to amortization. Accordingly, prior to February 28, 2015, the Company had no oil & gas properties.

The depletion recorded for production on proved properties for the years ended February 28, 2017 and February 29, 2016, amounted to $22,061 and $34,279, respectively.

Note 4 – Equipment

The Company’s fixed assets consisted of a used vehicle and has a remaining estimated useful life of five years. Fixed asset consists of the following:

	February 28, 2017	February 29, 2016
Vehicle	$24,500	$24,500
Accumulated depreciation	(6,954)	(2,014)
Total	$17,546	$22,486

The Company recorded depreciation expense of $4,940 and $2,014, respectively, during the years ended February 28, 2017 and February 29, 2016.

Note 5 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the year ended February 28, 2017:

Amount
Asset retirement obligations as of February 29, 2016	$9,133
Additions
Current year revision of previous estimates
Accretion during the year ended February 28, 2017	912
Asset retirement obligations as of February 28, 2017	$10,045

During the years ended February 28, 2017 and February 29, 2016, the Company recognized accretion expense of $912 and $695, respectively.

Note 6 – Related Party Transactions

During the year ended February 29, 2016, the Company received $583,100 of cash from IWO which the Company recorded as contributed capital.

As of February 28, 2017 and February 29, 2016, the Company had outstanding accounts payable and accrued expenses – related parties of $379,428 and $538,688, respectively.

Note 7 – Loan Payable

During the year ended February 28, 2017, the Company borrowed $50,000 from a shareholder of the Company for the purchase of the Propst Lease located in West Central Jones County of Texas. This loan payable is secured by 5% working interest of the Propst Lease, bears interest of $4,000 and is due on April 26, 2017.

Note 8 – Equity

During the year ended February 29, 2016, the Company sold 260,000 shares of the Company’s common stock for net cash proceeds of $195,000, issued 500,000 shares of the Company’s common stock to a related party to acquire an oil and gas property, and received $583,100 of funds from a related party as contributed capital (see Note 6).

During the year ended February 28, 2017, the Company sold 3,518,948 shares of the Company’s common stock for net cash proceeds of $1,001,200, issued 862,100 shares, valued at their fair value of $426,934, of the Company’s common stock for consulting services. For the shares sold for cash but not issued before February 28, 2017, the Company recorded a stock payable of $12,000 on its balance sheet.

Note 9 – Income Taxes

Due to the Company’s net losses, there were no provisions for income taxes for the years ended February 28, 2017 and February 29, 2016.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 35% is principally due to the change in the valuation allowance.

Deferred income tax assets for the years ended February 28, 2017 and February 29, 2016 are as follows:

Deferred Tax Assets	Year Ended February 28, 2017	Year Ended February 29, 2016

Net operating losses carry forwards	$766,700	$122,045
Difference in depletion, depreciation and capitalization method	-	15,133
Total deferred tax assets	766,700	137,138
Less valuation allowance	(766,700)	$(137,138)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at February 28, 2017 and February 29, 2016. The net change in the total valuation allowance from February 29, 2016 and February 28, 2017, was an increase of $629,562.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of February 28, 2017 and February 29, 2016, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company incurred interest expense $1,000 and $0 penalties was recognized for the years ended February 28, 2017, and there were no interest or penalty for February 29, 2016.

As of February 28, 2017, the Company has federal net operating loss carryforwards of approximately $2,186,440 for federal and state tax purposes, respectively, which if not utilized, will expire beginning in 2034, respectively, for both federal and state purposes.

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

Note 10 – Subsequent Events

In March 2017, the Company issued 115,000 shares of the common stock of the Company for consulting services related to accounting and social media services.

On April 7, 2017, the Company entered into a secured promissory note (the “Secured Promissory Note”) with JBB Partners, Inc. (“JBB”). Pursuant to the terms of the Secured Promissory Note, the Company borrowed from JBB two hundred thousand dollars (the “Loan”). The Loan is secured by all of the Company’s assets and secured by, pursuant to stock pledge agreements with JBB, 17,920,000 shares of the Company’s common stock held by the Company’s Chief Executive Officer, Ross Henry Ramsey, and 12,000,000 shares of the Company’s common stock held by the Company’s Chairman and Secretary, Benjamin Tran. The Loan bears interest at the rate of 3% per annum and the maturity date is April 7, 2018.

On May 30, 2017, the Company’s affiliate, International Western Oil Corporation (IWO) sold its affiliate debt of $379,428 to Riggs Capital, Inc.

Note 11 – Supplemental Oil and Gas Disclosures (Unaudited)

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

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. All estimates of proved reserves are determined according to the rules prescribed by the SEC. These rules indicate that the standard of “reasonable certainty” be applied to the proved reserve estimates. This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since February 28, 2017. The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company’s proved reserves are proved developed non-producing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

All of the Company’s reserves are located in the United States.

	February 28, 2017	February 29, 2016
Proved oil and gas properties	$955,316	$1,005,392
Unproved oil and gas properties	-	-
Accumulated depreciation, depletion and amortization	(56,340)	(34,279)
Total acquisition, development and exploration costs	$898,976	$971,113

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

At February 28, 2017 and February 29, 2016, unevaluated costs of $0 were excluded from the depletion base.

	February 28, 2017	February 29, 2016
Acquisition of properties – proved	$381,067	$381,067
Acquisition of properties – unproved	-	-
Exploration costs	88,000	88,000
Development costs	536,325	536,325
Disposition/sale	50,076	-
Total costs incurred	$955,316	$1,005,392

Estimated Quantities of Proved Oil and Gas Reserves

The following table sets forth proved oil and gas reserves together with the changes therein, proved developed reserves and proved undeveloped reserves for the years ended February 28, 2017 and February 29, 2016. Units of oil are in thousands of barrels (MBbls) and units of gas are in millions of cubic feet (MMcf). Gas is converted to barrels of oil equivalents (MBoe) using a ratio of six Mcf of gas per Bbl of oil.

F-13

	2017			2016
	Oil	Gas	BOE	Oil	Gas	BOE
Proved reserves:
Beginning of year	142	115	161	-	-	-
Revisions	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-
Purchases of minerals-in-place	137	103	155	146	128	167
Sales of minerals-in-place	-	-	-	-	-	-
Production	(2)	(11)	(4)	(4)	(13)	(6)
End of year	277	207	312	142	115	161

Proved developed reserves:
Beginning of year	12	38	18	-	-	-
End of year	12	38	18	12	38	18

Proved behind pipe reserves:
Beginning of year	54	14	57	-	-	-
End of year	54	14	57	54	14	57

Proved undeveloped reserves:
Beginning of year	76	63	86	-	-	-
End of year	76	63	86	76	63	86

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

Future cash inflows for 2017 were computed by applying the average price for the year to the year-end quantities of proved reserves. The 2017 average price for the year was calculated using the 12-month period prior to the ending date of the period covered by the report, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period. Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting year. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing and producing proved oil and natural gas reserves at the end of the year, based on year-end costs, assuming continuation of year-end economic conditions. Future income tax expense was computed by applying statutory rates, less the effects of tax credits for each period presented, and to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties, after consideration of available net operating loss and percentage depletion carryovers. Discounted future net cash flows have been calculated using a ten percent discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.

The estimated present value of future cash flows relating to prove reserves is extremely sensitive to prices used at any measurement period. The prices used for each commodity for the years ended February 28, 2017 and February 29, 2016 as adjusted, were as follows:

	Oil (Bbl) Using NYMEX WTI	Gas (Mcf) Using NYMEX Henry Hub
2017 (average price)	$43.05	$1.55
2016 (average price)	$47.31	$2.63

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

The following table sets forth the standardized measure of discounted future net cash flows relating to proven reserves for the years ended February 28, 2017 and February 29, 2016 respectively (stated in thousands):

	2017	2016
Future cash inflows	$6,114	$6102
Future costs:
Production costs	(718)	(794)
Future tax expense	(286)	(294)
Future development costs	(1,093)	(1,112)
Future net cash flows	4,017	3,901
10% annual discount for estimated timing of cash flows	(1,473)	(1,533)
Standardized measure of discounted net cash flows	$2,544	$2,369

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows at 10% per annum for the years ended February 28, 2017 and February 29, 2016, respectively (stated in thousands):

	2017	2016
Increase (decrease):
Beginning of year	$-	$-
Sales of oil produced, net of production costs	77	406
Net changes in sales and transfer prices and in production costs and production costs related to future production	-	-
Previously estimated development costs incurred during the period	-	-
Changes in future development costs	-	-
Revisions of previous quantity estimates due to prices and performance	-	-
Accretion of discount	-	-
Discoveries, net of future production and development costs associated with these extensions and discoveries	-	-
Purchases and sales of minerals in place	2,467	1,963
Timing and other	-	-
End of year	$2,544	$2,369

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

GBH CPA’s, PC was dismissed as our independent registered public accounting firm on June 29, 2016 and Anton & Chia, LLP was appointed on July 8, 2016. During the fiscal years ended February 29, 2016 and February 28, 2015, and in the subsequent interim periods through June 29, 2016, the date of dismissal of GBH, there were no disagreements between the Company and GBH on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GBH, would have caused them to make reference to the subject matter of the disagreements in its reports on the financial statements for such year. During the fiscal years ended February 29, 2016 and February 28, 2015, and in the subsequent interim period through June 29, 2016, the date of dismissal of GBH, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Disclosure of Controls and Procedures

(a)	Evaluation of Disclosure and Control Procedures

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

(b)	Management’s Report on Internal Controls over Financial Reporting

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s principal executive and financial officer concluded that due to the material weakness discussed below, the Company’s disclosure controls and procedures were not effective, as of the end of the year ended February 28, 2017, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of February 28, 2017, the Company determined that the following items constituted material weaknesses:

●	The Company does not have policies and procedures in place to ensure the timely review, disclosure and accurate financial reporting for significant agreements and transactions.

●	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.

(c)	Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, d that occurred during our most recently completed fiscal quarter covered by this Yearly Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our officers and directors as of June 1, 2017. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Dr. Benjamin Tran	50	Chairman of the Board of Directors and Secretary
Ross Henry Ramsey	29	Chief Executive Officer, President, Chief Financial Officer, and Director
Dr. Syed Ahmad	76	Chief Geologist

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

Dr. Ahmad’s qualifications to serve on our Board include his experience in the oil and gas industry.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers hold their offices until they resign, are removed by the Board, or their successor is elected and qualified.

Family Relationships

None.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

i.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

ii.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

iii.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

iv.	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

v.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

vi.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Promoters and Control Persons

None.

Code of Ethics

The Company has not adopted any formal Code of Ethics.

Committees of the Board of Directors

The Company does not presently have a separately designated standing audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. The functions of those committees are undertaken by our Board of Directors. We believe that the creation of these committees, at this time, would be cumbersome and constitute more form over substance.

Item 11. Executive Compensation.

During the year ended February 29, 2016, Chairman Benjamin Tran received a monthly salary of $8,000 and CEO Ross Ramsey received a monthly salary of $5,540 from the Company’s operator International Western Oil. During the year ended February 28, 2017, Chairman Benjamin Tran received a monthly salary of $10,000 and CEO Ross Ramsey received a monthly salary of $5,540.

The salary compensation of our executive members comes from a portion of the operating budget of the Company’s operator, International Western Oil.

No retirement, pension, profit sharing, insurance programs, long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees. We had no outstanding equity awards as of the date of this report.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of June 1, 2017 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: International Western Petroleum, Inc., 5525 N. MacArthur Boulevard, Suite 280, Irving, TX 75038.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
5% Stockholders: None

Directors and Executive Officers:
Dr. Benjamin Tran, Chairman, Board of Directors and Secretary	16,000,000	32.78%
Ross Henry Ramsey, Chief Executive Officer, President, Chief Financial Officer and Director	19,920,000	40.81%
All directors and executive officers as a group (2 persons)	35,920,000	73.59%

(1)	Based on 48,811,013 shares of common stock outstanding as of June 1, 2017

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

During the year ended February 28, 2017, IWO contributed $11,552 of capital to the Company.

During the year ended February 29, 2016, the Company paid IWO a total of $170,812.

During the year ended February 28, 2017, the Company paid IWO a total of $125,200 and, starting in June 2016, paid the lease on the office space that the Company and IWO share in the amount of $2,333.35 per month.

On May 30, 2017, the Company’s affiliate, International Western Oil Corporation (IWO) sold its affiliate debt of $379,428 to Riggs Capital, Inc.

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

Item 14. Principal Accounting Fees and Services.

Starting Q1 of the fiscal year 2017, the Company has changed its PCAOB auditor from GBH CPAs, PC to Anton & Chia, LLP. The following table presents fees for professional services provided by GBH CPAs, PC and Anton & Chia, LLP for the audits of our annual financial statements for the years ended February 28, 2017 and February 29, 2016:

GBH CPAs, P.C.	Year Ended February 29, 2016
Audit Fees (1)	$27, 640
Audit-Related Fees (2)	-
Tax Fees (3)	$2,000
All Other Fees (4)	$1,500

Total	$31,140

Anton & Chia, LLP.	Year Ended February 28, 2017	Year Ended February 29, 2016
Audit Fees (1)	$19,500	-
Audit-Related Fees (2)	-	-
Tax Fees (3)	$1,500	-
All Other Fees (4)	-	-

Total	$21,000	-

(1)	Audit fees include professional services rendered for (i) the audit of our annual financial statements for the years ended February 28, 2017 and February 29, 2016 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees include professional services relating to preparation of the annual tax return.

(4)	Other fees include professional services for review of various filings and issuance of consents.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation	S-1	3.1	6/3/2014

3.2	Bylaws	S-1	3.2	6/3/2014

10.1	Acquisition Agreement, dated May 4, 2015, by and among International Western Oil Corporation and International Western Petroleum, Inc.	8-K	2.1	5/20/2015

10.1	Assignment, Conveyance and Bill of Sale between the Company and Cerberus Production, LLC, dated July 29, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on October 18, 2016)	10-Q	10.1	10/18/2016

10.2	Retainer Amendment Agreement with International Western Oil, dated October 1, 2015	10-Q	10.1	1/14/2016

10.3	Secured Promissory Note between the Company and JBB Partners, dated April 7, 2017				X

16.1	Letter of GBH CPAs, PC, dated July 11, 2016 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed by the Company with the SEC on July 12, 2016	8-K	16.1	7/12/2016

21.1	List of Subsidiaries - None

31.1	Certification of Principal Executive Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Western Petroleum, Inc.

Dated: June 1, 2017	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
Chief Executive Officer, President and Chief Financial Officer (Duly Authorized, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ross Henry Ramsey	Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	June 1, 2017
Ross Henry Ramsey

/s/ Benjamin Tran	Secretary and Chairman, Board of Director	June 1, 2017
Benjamin Tran

