Form 10-Q
period 2017-05-31
INTERNATIONAL WESTERN PETROLEUM, INC.
filed 2017-07-21
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55695

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

Emerging growth company. [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of July 14, 2017, the registrant had 48,811,013 shares of common stock issued and outstanding.

INTERNATIONAL WESTERN PETROLEUM, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

May 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERNATIONAL WESTERN PETROLEUM, INC

BALANCE SHEETS

	May 31, 2017	February 28, 2017
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$107,202	$76,365
Account receivable – oil and gas	6,798	8,170
Deposit on purchase of oil & gas properties	105,000	105,000
Total Current Assets	219,000	189,535

Oil and Gas Property Full Cost Method
Properties subject to amortization	955,316	955,316
Less: accumulated depletion	(58,913)	(56,340)
Total Oil and Gas Property Net	896,403	898,976
Equipment, net	16,337	17,546
Total Assets	1,131,740	1,106,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	4,000	1,000
Advances from related party	363,941	379,428
Loan payable	250,000	50,000
Stock payable	32,000	12,000
Total Current Liabilities	649,941	442,428

Asset Retirement Obligations	10,287	10,045

Total Liabilities	660,228	452,473

Stockholders’ Equity
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized; 0 shares issued and outstanding at May 31, 2017 and February 28, 2017
Common stock, $0.001 par value per share, 90,000,000 shares authorized; 48,811,013 and 48,696,013 shares issued and outstanding on May 31, 2017 and February 28, 2017, respectively.	48,811	48,696
Additional paid-in capital	2,910,571	2,791,328
Accumulated deficit	(2,487,870)	(2,186,440)
Total Stockholders’ Equity	471,512	653,584

Total Liabilities and Stockholders’ Equity	1,131,740	1,106,057

See accompanying notes to these unaudited financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MAY 31, 2017 AND 2016

(Unaudited)

	May 31, 2017	May 31, 2016
Revenues
Oil and gas sales	$19,979	$26,381
Total Revenues	19,979	26,381

Operating Expenses
Lease operating expenses	4,176	9,118
Professional fees	155,603	83,012
Other general and administrative expenses	155,814	155,644
Depletion and accretion	2,815	7,125

Total Operating Expenses	318,408	254,899

Other Income (Expenses)
Gain on sale of property	-	20,324
Interest expense	(3,000)	-
Total Other Income (Expenses), net	(3,000)	20,324

Net Loss	$(301,429)	$(208,194)

Net loss per common share – basic and diluted	$(0.01)	(0.00)

Weighted average number of shares outstanding – basic and diluted	48,805,143	44,392,171

See accompanying notes to these unaudited financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2017 AND 2016

(Unaudited)

	For the Three Months Ended,
	May 31, 2017	May 31, 2016
Cash Flow from Operating Activities
Net loss	$(301,429)	$(208,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and accretion	2,815	7,125
Depreciation	1,209	1,235
Common stock issued for services	119,358	-
Gain on sale of property		(20,324)
Changes in operating assets and liabilities
Accounts receivable - oil and gas	1,371	(12,594)
Accounts payable and accrued expenses	3,000	1,862
Net Cash Used in Operating Activities	(173,676)	(230,890)

Cash Flows from Investing Activities:
Sale of property	-	70,000
Net Cash Provided by Investing Activities	-	70,000

Cash Flows from Financing Activities:
Proceeds from loan payable	200,000	-
Payments on related party advances	(15,487)	(100,019)
Proceeds from issuance of common stock	-	122,250
Proceeds from stock payable	20,000
Net Cash Provided by Financing Activities	204,513	22,231

Net Increase (Decrease) in Cash	30,837	(138,659)

Cash – beginning of period	76,365	542,228

Cash – end of period	107,202	403,569

Supplemental Cash Flows Information
Cash paid for income tax	-	-
Cash paid for interest	-	-

See accompanying notes to these unaudited financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization, Nature of Operations and Summary of Significant Accounting Policies

International Western Petroleum, Inc. (“IWP” or the “Company”) was incorporated on February 19, 2014 as a Nevada corporation. The Company was formed to conduct operations in the oil and gas industry.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended February 28, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had $107,202 and $76,365 of cash at May 31, 2017 and February 28, 2017, respectively.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At May 31, 2017, $0 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

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

At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects. This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method. There was no ceiling test write-down recorded during the three months ended May 31, 2017 and 2016.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to International Western Petroleum, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. For the three months ended May 31, 2017, there were no potentially dilutive securities outstanding.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

Subsequent Events

The Company evaluated all transactions from May 31, 2017 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has generated net loss of $301,429 and cash flows used in operations of $173,676 during the three months ended May 31, 2017. Since the Company has incurred losses from operations and has negative operating cash flows, which raises substantial doubt about its ability to continue as a going concern.

Management has a reasonable expectation that the Company has adequate resources to continue in operational existence for the foreseeable future. The Company will be required to raise additional funds to fully execute its business plan, however, the Company believes it has sufficient cash on hand and limited near term obligations to sustain its current operations for the next twelve months.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the three months ended May 31, 2017:

	February 28, 2017	Additions	May 31, 2017

Oil and gas properties, subject to amortization	$946,878	$-	$946,878
Asset retirement costs	8,438	-	8,438
Accumulated depletion	(56,340)	(2,573)	(58,913)
Total oil and gas assets	$898,976	$(2,573)	$896,403

The depletion recorded for production on proved properties for the three months ended May 31, 2017 and 2016, amounted to $2,573 and $6,906, respectively. The Company recorded no impairment of its oil and gas properties during the three months ended May 31, 2017 and 2016.

Note 4 – Fixed Asset

The Company’s fixed asset consists of a used vehicle and has a remaining estimated useful life of five years. Fixed asset consists of the following:

	May 31, 2017	February 28, 2017
Vehicle	$24,500	$24,500
Less accumulated depreciation	(8,163)	(6,954)
Total	$16,337	$17,546

The Company recorded depreciation expense of $1,209 and $1,235 during the three months ended May 31, 2017 and 2016, respectively.

Note 5 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the three months ended May 31, 2017:

Amount
Asset retirement obligations as of February 28, 2017	$10,045
Additions	-
Current year revision of previous estimates	-
Accretion during the three months ended May 31, 2017	242
Asset retirement obligations as of May 31, 2017	$10,287

During the three months ended May 31, 2017 and 2016, the Company recognized accretion expense of $242 and $219, respectively.

Note 6 – Related Party Transactions

During the three months ended May 31, 2017, the Company reduced related party payables in the amount of $15,487.

Note 7 – Loan Payable

On April 7, 2017, the Company entered into a secured promissory note (the “Secured Promissory Note”) with JBB Partners, Inc. (“JBB”). Pursuant to the terms of the Secured Promissory Note, loaned the Company $200,000 (the “Loan”). The Loan is secured by all of the Company’s assets and secured by, pursuant to stock pledge agreements with JBB, 17,920,000 shares of the Company’s common stock held by the Company’s Chief Executive Officer, Ross Henry Ramsey, and 12,000,000 shares of the Company’s common stock held by the Company’s Chairman and Secretary, Benjamin Tran. The Loan bears interest at the rate of 3% per annum and the maturity date is April 7, 2018. The balance at the three months ended May 31, 2017 is $ 250,000.

Note 8 – Equity

During the three months ending May 31, 2017, the Company issued 115,000 shares of common stock of the Company for consulting services worth $115,000.

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

The reserves associated with the report from Ralph E. Davis Associates LLC (an Opportune Company) have been classified in accordance with the definitions of the Securities and Exchange Commission as found under Rules of General Application § 210.4-10 Financial accounting and reporting for oil and gas producing activities pursuant to the Federal securities laws and the Energy Policy and Conservation Act of 1975.

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

Strategy and Implementation Summary

Operational Plans

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

As of February 28, 2017  , the 1A Venture property had four (4) gross oil and gas wells (1.58 net wells). The initial production of this property started in April 2014.

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

As of May 31, 2017 , the 1B Venture property had six (6) gross oil and gas wells (3 net wells). The initial production of this property started in March 2015.

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

As of May 31, 2017  , the Marshall Walden property had four (4) gross oil and gas wells (0.4 net wells) which are active. The initial production of this property started in September 2016.

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

Management believes that this acquisition has created a foothold for us in the Eastern Permian Basin. With in-depth studying of the 3D seismic data, we believe there are up to eight (8) proven undeveloped locations (“PUDs”) throughout the lease’s acreage. Management also believes that the Company can best take full advantage of the complete 3D Seismic data available and should be able to drill wellbores in extremely accurate locations. The Company plans to drill a 8,000ft pilot hole in order to obtain Ellenbuger pay zone samples and complete the Canyon Reef pay zone at 6,700ft on one wellbore and access a full log review to determine if there is a window to drill a horizontal leg. The Company also plans to turn on 3 wellbores that are producers via extended re-entry method.

As of May 31, 2017, the Ratliff property had three (3) gross oil and gas wells (3 net wells) which the management plans to perform re-entry works. The initial production of this property has not started yet.

Results of Operations

Comparison of the Three Months Ended May 31, 2017 with the Three Months Ended May 31, 2016

Revenues

The Company generated revenues of $19,979 from oil and gas sales from the Company’s oil and gas properties for the three months ended May 31, 2017, as compared to $26,381 for the three months ended May 31, 2016, a decline of 32%. Revenues declined was due to some natural declination and interruption of productions related to maintenance issues and the local weather condition in certain months.

Operating Expenses

Operating expenses for the three months ended May 31, 2017 and 2016 were $318,408 and $254,899, respectively. The costs incurred during the three months ended May 31, 2017 consisted of related party monthly field service expenses, lease operating expenses, depletion and accretion, professional fees and administrative expenses associated with the normal course of business. The increase was primarily related to lease operating expenses and other E&P expansion costs incurred related to the acquisition and operation of the Company’s newly-acquired oil and gas properties and additional capital markets related expenses.

Gains:

The Company incurred gains of $0 as it did not sell any oil and gas properties during the three months ended May 31, 2017, as compared to a gain of $20,324 due to a sale of oil and gas properties during the three months ended May 31, 2016.

Net Loss

Our operating results have recognized net loss in the amount of $301,429 for the three months ended May 31, 2016 as compared to a net loss of $208,194 for the three months ended May 31, 2016. The increase was primarily related to additional costs incurred during the current year related to lease operating expenses and other E&P expansion costs incurred related to the acquisition and operation of the Company’s newly-acquired oil and gas properties and additional capital markets related expenses.

Liquidity and Capital Resources

At May 31, 2017, the Company had cash in hand of $107,202.

Net cash used by operating activities during the three months ended May 31, 2017 was $173,676 as compared to cash used in operating activities of $230,890 for the same period in 2016. The decrease was related to reduction costs incurred related to the maintenance and repair of the Company’s newly acquired oil and gas properties and other consulting expenses related to public relations and acquisition efforts.

Net cash provided by investing activities during the three months ended May 31, 2017 was $0 as compared to cash provided by investing activities of $70,000 for the three months ended May 31, 2016. The decrease was related to there not being a sale of a portion of the company’s oil and gas properties during the .three months ended May 31, 2017.

Net cash provided by financing activities during the three months ended May 31, 2017 was $204,513 as compared to cash provided by financing activities of $22,231 for the three months ended May 31, 2016. The increase in cash provided by financing activities was primarily related to a $200,000 loan to the Company.

Off-Balance Sheet Arrangements

As of May 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that due to the material weakness discussed below, the Company’s disclosure controls and procedures were not effective, as of May 31, 2017, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of May31, 2017, the Company determined that the following items constituted material weaknesses:

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

You should carefully consider the risk factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 1, 2017 (the “2017 10-K”), together with all of the other information included in this report, before investing in our common stock. The risks and uncertainties described below encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described. Risks that we do not know about could occur and issues we now view as minor could become more important. If any of these risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you may lose all or part of your investment.

We refer you to our 2017 10-K for detailed discussion of the primary risks associated with our business and our securities. We believe these risks have not materially changed since we filed our 2017 10-K.

Item 2. Defaults Upon Senior Securities.

None.

Item 3. Mine Safety Disclosures.

Not applicable.

Item 4. Other Information.

Item 1.01 Entry into a Material Definitive Agreement and Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

On April 7, 2017 (the “Effective Date”), the Company entered into a secured promissory note (the “Secured Promissory Note”) with JBB Partners, Inc. (“JBB”). Pursuant to the terms of the Secured Promissory Note, JBB loaned the Company $200,000 (the “Loan”). The Loan is secured by all of the Company’s assets and secured by, pursuant to stock pledge agreements with JBB, 17,920,000 shares of the Company’s common stock held by the Company’s Chief Executive Officer, Ross Henry Ramsey, and 12,000,000 shares of the Company’s common stock held by the Company’s Chairman and Secretary, Benjamin Tran. The Loan bears interest at the rate of 3% per annum and the maturity date is April 7, 2018.

The description of the Secured Promissory Note is qualified in its entirety by reference to the actual agreement, a copy of which is filed as Exhibit 4.1 to this Quarterly Report on Form 10-Q.

Item 5. Exhibits.

Exhibit Number	Exhibit Title

4.1*	Secured Promissory Note Issued to JBB Partners, Inc., dated April 7, 2017.

10.1	Stock Pledge Agreement by and among Ross Henry Ramsey, JBB Partners, Inc., and Golenbock Eiseman Assor Bell & Peskoe LLP (incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2017, filed with the SEC on June 1, 2017).

10.2	Stock Pledge Agreement by and among Benjamin Tran, JBB Partners, Inc., and Golenbock Eiseman Assor Bell & Peskoe LLP (incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2017, filed with the SEC on June 1, 2017).

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Western Petroleum, Inc.

Date: July 21, 2017	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
Chief Executive Officer, President,
and Chief Financial Officer(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

