Form 10-Q
period 2017-08-31
INTERNATIONAL WESTERN PETROLEUM, INC.
filed 2017-10-16
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

or

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

As of October 13, 2017, the registrant had 89,411,013 shares of common stock issued and outstanding.

INTERNATIONAL WESTERN PETROLEUM, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

August 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

BALANCE SHEETS

	August 31, 2017	February 28, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$557,302	$76,365
Account receivable – oil & gas	10,512	8,170
Deposit on purchase of oil & gas properties	300,320	105,000
Total Current Assets	868,134	189,535

Oil & Gas Properties - Full Cost Method
Properties subject to amortization	955,316	955,316
Less: accumulated depletion	(61,567)	(56,340)
Total Oil & Gas Properties, Net	893,749	898,976
Equipment, Net	15,102	17,546
Total Assets	$1,776,985	$1,106,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$2,000	$1,000
Advances from related parties	-	379,428
Note payable	750,000	50,000
Stock payable	32,000	12,000
Total Current Liabilities	784,000	442,428

Asset Retirement Obligations	10,535	10,045

Total Liabilities	794,535	452,473

Stockholders’ Equity
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized; 0 shares issued and outstanding at August 31, 2017 and February 28, 2017
Common stock, $0.001 par value per share, 90,000,000 shares authorized; 89,211,013 and 48,696,013 shares issued and outstanding at August 31, 2017 and February 28, 2017, respectively.	89,211	48,696
Additional paid-in capital	3,651,174	2,791,328
Accumulated deficit	(2,757,935)	(2,186,440)
Total Stockholders’ Equity	982,450	653,584

Total Liabilities and Stockholders’ Equity	$1,776,985	$1,106,057

The accompanying notes are an internal part of these interim unaudited financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2017 AND 2016

(Unaudited)

	Three Months Ended August 31, 2017	Three Months Ended August 31, 2016	Six Months Ended August 31, 2017	Six Months Ended August 31, 2016
Revenues
Oil & gas sales	$18,683	$30,420	$38,662	$56,801
Service income	-	45,000	-	45,000
Total Revenues	18,683	75,420	38,662	101,801

Operating Expenses
Lease operating expenses	15,597	149,032	19,773	158,150
Professional fees	413,060	286,169	568,662	369,181
Other general and administrative expenses	162,131	(5,462)	333,433	150,182
Depletion and accretion	2,902	7,654	5,717	14,779
Total Operating Expenses	593,690	437,393	927,585	692,292

Other Income (Expense)
Gain on sale of oil & gas properties	-	-	-	20,324
Gain on conversion of debt to common stock	320,428	-	320,428	-
Interest expense	-	-	(3,000)	-
Total Other Income (Expense)	320,428	-	317,428	20,324

Net Loss	$(254,579)	$(361,973)	$(571,495)	$(570,167)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	61,539,926	44,748,247	55,172,535	44,570,209

The accompanying notes are an internal part of these interim unaudited financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2017 AND 2016

(Unaudited)

	For the Six Months Ended
	August 31, 2017	August 31, 2016
Cash Flows from Operating Activities
Net loss	$(571,495)	$(570,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and accretion	5,717	14,779
Depreciation	2,444	2,470
Share-based compensation	496,361	235,469
Gain on conversion of debt to common stock	(320,428)	-
Gain on sale of oil & gas properties	-	(20,324)
Changes in operating assets and liabilities
Accounts receivable - oil & gas	(2,342)	(16,236)
Accounts payable and accrued expenses	1,000	(3,138)
Net Cash Used in Operating Activities	(388,743)	(357,147)

Cash Flows from Investing Activities:
Sale of oil & gas properties	-	70,000
Deposit for purchase of oil & gas properties	(195,320)	(30,000)
Net Cash Provided by (Used In) Investing Activities	(195,320)	40,000

Cash Flows from Financing Activities:
Proceeds from note payable	700,000	-
Payments for related party advances	-	(119,019)
Proceeds from sales of common stock	345,000	192,500
Common stock subscribed	20,000	7,000
Net Cash Provided by Financing Activities	1,065,000	80,481

Net increase (decreased) in Cash and Cash Equivalents	480,937	(236,666)
Cash and Cash Equivalents – beginning of the period	76,365	542,228

Cash and Cash Equivalents – end of the period	$557,302	$305,562

Supplemental Cash Flows Information:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

Noncash Investing and Financing Activities:
Common stock issued for conversion of debt	$59,000	$-

The accompanying notes are an internal part of these interim unaudited financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization, Nature of Operations and Summary of Significant Accounting Policies

International Western Petroleum, Inc. (“IWP” or the “Company”) was incorporated on February 19, 2014, as a Nevada corporation. The Company was formed to conduct exploration, development and production operations in the oil and gas industry.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had $557,302 and $76,365 of cash and cash equivalents at August 31, 2017 and February 28, 2017, respectively.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At August 31, 2017, $307,302 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

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

Oil & Gas Properties

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

At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects. This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method. There was no ceiling test write-down recorded during the three and six months ended August 31, 2017 and 2016.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to International Western Petroleum, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. For the six months ended August 31, 2017 and 2016, there were no potentially dilutive securities outstanding.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

Subsequent Events

The Company evaluated all transactions from August 31, 2017, through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has generated a net loss of $571,495 during the six months ended August 31, 2017, and had negative cash flows of $388,743 from its operations for the same period. Revenues generated by the Company from oil and gas sales currently have not reached a level that allows the Company to support its ongoing business. The Company remains dependent upon funding from non-operating sources, principally related parties and the sale of common equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Management has a reasonable expectation that the Company has adequate resources to continue in operational existence for the foreseeable future. The Company will be required to raise additional funds to fully execute its business plan; however, the Company believes it has sufficient cash on hand and limited near term obligations to sustain its current operations for the next twelve months.

Note 3 – Oil & Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the six months ended August 31, 2017:

	February 28, 2017	Additions		August 31, 2017

Oil and gas properties, subject to amortization	$946,878	$		$946,878
Asset retirement costs	8,438			8,438
Accumulated depletion	(56,340)		(5,227)	(61,567)
Total oil and gas assets	$898,976		$(5,227)	$893,749

The depletion recorded for production on proved properties for the six months ended August 31, 2017 and 2016, amounted to $5,227 and $14,335, respectively. The Company recorded no impairment of its oil and gas properties during the six months ended August 31, 2017 and 2016.

On August 28, 2017, the Company made a deposit of $168,000 to a Trust Fund account designated by Stober Oil and Gas Services, LLC with an intention to acquire certain oil lease interests located in Texas. The deposit was returnable during a designated due diligence period, at the determination of the Company. The deposit was returned in October 2017

Note 4 – Fixed Asset

The Company’s fixed asset consists of a vehicle with estimated useful life of five years. Balance of the fixed asset consisted of the following at:

	August 31, 2017	February 28, 2017
Vehicle	$24,500	$24,500
Less: accumulated depreciation	(9,398)	(6,954)
Total	$15,102	$17,546

The Company recorded depreciation expense of $2,444 and $2,470 during the six months ended August 31, 2017 and 2016, respectively.

Note 5 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the six months ended August 31, 2016:

Amount
Asset retirement obligations as of February 28, 2017	$10,045
Additions	-
Revision of previous estimates	-
Accretion	490
Asset retirement obligations as of August 31, 2017	$10,535

During the six months ended August 31, 2017 and 2016, the Company recognized accretion expense of $490 and $444, respectively.

Note 6 – Related Party Transactions

On May 30, 2017, International Western Oil Corporation, a related party of the Company sold its existing debt with the Company in an aggregate amount of $379,428 to Riggs Capital, Inc, an unrelated third party of the Company.

On August 2, 2017, the Company and Riggs Capital, Inc. consummated a Debt Conversion Agreement to convert the outstanding debt of $379,428 into 5,900,000 shares of Common Stock which were distributed to Riggs Capital, Inc. and its related party Patrick Riggs. These shares were issued in August 2017.

Note 7 – Loan Payable

On April 7, 2017, the Company entered into a secured promissory note (the “Secured Promissory Note”) with JBB Partners, Inc. (“JBB”). Pursuant to the terms of the Secured Promissory Note, the Company borrowed from JBB $200,000 (the “Loan”). The Loan was funded on April 11, 2017. The Loan is secured by all of the Company’s assets and until August 2, 2017 was additionally secured by 17,920,000 shares of the Company’s common stock then owned by two of the then officers of the Company. The Loan bears interest at the rate of 3% per annum and the maturity date is April 7, 2018.

On July 27, 2017, to be effective as of August 2, 2017, JBB and the Company (a) modified the Secured Promissory Note and restated the same to increase the loan principal to an aggregate of $750,000, which includes the advance made on April 11, 2017, and (b) modified and added certain other provisions, including elimination of the share collateral that secured the Loan, changing the maturity date to July 27, 2018, and adding a provision to automatically convert the outstanding principal and interest into 1,000,000 shares of Series A Preferred Stock once the Company creates and has approved by the stockholders of the Company the new class of Series A Preferred Stock.

The balance of this loan was $750,000 at August 31, 2017.

Note 8 – Equity Transactions

In July 2017, effective as of August 2, 2017, the Company sold 34,500,000 shares of its common stock to several individuals for $0.01 per share, and the Company received cash of $345,000.

On August 2, 2017, Ross Henry Ramsey, former CEO of the Company, and Benjamin Tran, former Chairman of the Company, sold 17,920,000 shares of common stock and 12,000,000 shares of common stock, respectively, to JBB Partners, Inc. The Company’s related party International Western Oil Corporation also sold 500,000 shares of the Company’s common stock to Mr. Patrick Norris. At the same time, Mr. Norris was appointed the new CEO, President, CFO, Secretary and a director of the Company. Mr. Ramsey continued as a director of the Company, and Mr. Tran resigned as a director of the Company effective September 15, 2017. A change of control event occurred as a result of these transactions.

On August 2, 2017, the Company issued 5,900,000 shares Common Stock to Riggs Capital, Inc. and its related party Patrick Riggs to settle the outstanding debt owed by the Company. These shares were valued at their fair value of $59,000 and the Company recorded a gain on conversion of debt to common stock in the amount of $320,428.

During the six months ended August 31, 2017, the Company issued 115,000 shares of its common stock for consulting services. These shares were valued at their fair value of $115,000. For the six months ended August 31, 2017, the Company recorded share-based compensation expense of $496,361.

During the six months ended August 31, 2017, the Company received $20,000 for 20,000 shares subscribed by one investor.

Note 9 – Subsequent Events

The Company previously had a consulting arrangement with Odyssey Enterprises, LLC (“Odyssey”). This consulting agreement was terminated by the Company and Odyssey on August 2, 2017. The Company obtained a general release from Odyssey in return for payment of 200,000 shares of common stock to be issued to Odyssey. In September 2017, the Company issued these 200,000 shares to Odyssey. As of August 31, 2017, the Company has made an accrual for the common shares issued to Odyssey.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

The information contained in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those indicated in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although the Company’s management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events or developments which management expects or anticipates will or may occur in the future, and non-historical information are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” and variations of those words and similar expressions identify forward-looking statements. The foregoing are not the exclusive means of identifying forward looking statements, and their absence does not mean that a statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Factors which could cause or contribute to such differences include, but are not limited to, the risks discussed in our Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

International Western Petroleum, (the “Company”, “we”, or “us”) was incorporated on February 19, 2014, under the laws of the state of Nevada. We are an oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. As of March 1, 2017, the SEC Non-Escalated Analysis of Estimated Proved Reserve of the Bend Arch Lion 1A and Bend Arch Lion 1B leaseholds shows 137.74 Mbbl in oil net reserves out of 416.34 Mbbl in oil gross reserves and 102.73 MMcf in natural gas net reserves out of 317.45 MMcf in natural gas gross reserves.

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

The Company’s main objective is to take advantage of the current low oil prices to actively look for reserve oil and gas concessions and productions, aiming to participate with capital partners in transactions related to buyouts and joint ventures. In fiscal 2018, the Company will continue to raise capital to acquire smaller oil and natural gas properties in the West, Central West, East and South Texas aiming to increase its revenues and will continue to improve the existing production revenues of the Bend Arch Lion 1A, Bend Arch Lion 1B, Marshall Walden joint venture property and the Ratliff property via new entries, re-entries and EOR methods as mentioned in the Operational Plan section above.

The Company’s secondary objective is to tap into potential leases of the West Texas region, with the goal of building reserves to increase its oil and gas assets, specifically in the Permian Basin. The Permian Basin is a sedimentary basin largely contained in the western part of Texas and the southeastern part of New Mexico. The greater Permian Basin comprises several component basins: of these, Midland Basin is the largest, Delaware Basin is the second largest, and Marfa Basin is the smallest. The Permian Basin extends beneath an area approximately 250 miles (400 km) wide and 300 miles (480 km) long.

To achieve the Company’s objectives, state-of the-art exploration and recovery technology will be essential to future oil and natural gas reserve development. The Company has worked with a technology company providing a state-of-the-art Organic Oil Recovery (OOR) process that can release trapped oil while moderating exploration risks. Our management is exploring the opportunity to utilize this new technology and is developing plans for the enhanced oil recovery operations. The Company plans to optimize its acquisition model by adding technology to increase existing mature productions with limited additional drilling or fracking. Preliminary assessments about technology that the Company seeks to deploy indicates that the OOR process, in general, may increase current production at targeted production wells from 50% to 300% and may increase ultimate recovery of the original-oil-in-place by 5% to 20%.

Strategy and Implementation Summary

Sales Strategy

Abilene, Texas is the closest city to our production locations with oil handling and sales firms. Our sales strategy in relation to spot pricing will be to produce less when the sales price is lower and produce more when the sales price is higher. To maintain the lowest production cost, we will aim to have our inventory be virtually zero. Our E&P core team has business relationships with BML, Transport Oil, Lion Oil Trading & Transportation, for oil sales as well as WTG Jameson for gas sales. The Company has selected to enter into material agreements with BML, Lion Oil and WTG Jameson so that, as our tier 1 buyer, they can handle pick-up and sales of our crude oil stock to refineries and gas via local gas pipelines.

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

Operational Plans

The Company has been examining and evaluating various reserve oil and gas concessions with existing production to acquire and continues to pursue funding to raise enough capital via equity financing options to meet its operational goal in fiscal year 2018.

Based on management’s general management and petroleum exploration experience as well as its geology expertise, the Company believes it has the resources to be able to identify high potential acreages and high production fields.

The Company expects to use its current working capital for production improvement projects. The Company’s goal is to execute its acquisition model with selected EOR (Enhanced Oil Recovery) methods applied to oil and gas properties in order to improve production revenues and increase assets. The Company plans to expand the E&P business outside of the Central West Texas and East Texas region while looking for income-producing assets with reserves and promising upside potential in overlooked assets and oil field businesses in various areas of Texas and surrounding states.

The Company plans to initiate an acquisition model to be based on:

a)	the financed acquisition of mature oil fields that have potential for the application of an advanced Enhanced Oil Recovery (EOR) process. This is a cost effective process that has been field proven with success in over 40 oil fields around the world, resulting in average production increases of producing wells, onshore and offshore; and

b)	strategic partnership with existing operators to share production costs. M management believes that it is well positioned to exploit EOR technology to address the market of “trapped oil” estimated at $250 trillion U.S. dollars throughout the world. The Company aims to execute its objective in this new direction to create value for its shareholders and strategic partners.

The Company has reviewed several acquisition candidates in the West Permian Basin and South Texas. After identifying several prospects, additional research and evaluation was carried out using our personal contacts, geologists, 3D seismic, satellite hydrocarbon imaging, production data and other available resources to gather information and data in order to make an acquisition decision. Our operational plan for each acquisition is to increase production of the acquired oil and gas properties using state-of-the-art production technologies with a designated budget.

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

As of August 31, 2017, the 1A Venture property had four (4) gross oil and gas wells (1.58 net wells). The initial production of this property started in April 2014. Currently, the Company has already shut in the production of the 1A Venture property to get ready for upcoming re-work program.

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

The Bend Arch Lion 1B JV, Coleman County, TX:

This drilling joint venture is a 220-acre leasehold having 6 new producing wells which have been drilled by our Texas-based operating partner International Western Oil. In May 2015, the Company acquired working interests of this leasehold which has been surveyed with high quality proven reserves encompassing several pay zones highlighted by the Gray Sand and in some instances the Ellenburger pay zone. At the moment, the leasehold has 3 producing wells coming from the Gray Sand formation and 3 producing wells coming from the Ellenberger formation. On May 4, 2015, the Company acquired 50% working interest in the Bend Arch Lion 1B Joint Venture (the Pittard Bend Arch Red property encompassing 220 acres - State ID# 13121) (the “1B Venture”.) By acquiring these working interests, the Company directly receives the share of working interest revenue (after accounting for applicable taxes, expenses, and landowner royalties) IWO was receiving prior to the acquisitions.

As of August 31, 2017, the 1B Venture property had six (6) gross oil and gas wells (2.76 net wells). The initial production of this property started in March 2015.

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

As of August 31, 2017, the Marshall Walden property had three (3) gross oil and gas wells (0.3 net wells) which are active. The initial production of this property started in September 2016.

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

Management believes that this acquisition has create a foothold for us in the Eastern Permian Basin. Within depth studying of the 3D seismic data, we believe there are up to eight (8) proven undeveloped locations (“PUDs”) throughout the lease’s acreage. Management also believes that the Company can best take full advantage of the complete 3D Seismic data available and should be able to drill wellbores in extremely accurate locations. The Company plans to drill a 8,000 ft pilot hole in order to obtain Ellenbuger pay zone samples and complete the Canyon Reef pay zone at 6,700ft on one wellbore and access a full log review to determine if there is a window to drill a horizontal leg. The Company also plans to turn on 3 wellbores that are producers via extended re-entry method.

As of August 31, 2017, the Ratliff property had three (3) gross oil and gas wells (3 net wells) which are inactive and the Company plans to perform re-entry works. The initial production of this property has not started yet.

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

Results of Operations

Comparison of the Three Months Ended August 31, 2017 with the Three Months Ended August 31, 2016

Revenues

The Company generated revenues of $18,683 from oil and gas sales for the three months ended August 31, 2017, as compared to $30,420 for the three months ended August 31, 2016.

For the three months ended August 31, 2016, the Company generated some service income. In 2017, the Company did not have such kind of revenue.

Operating Expenses

Operating expenses for the three months ended August 31, 2017 and 2016 were $593,690 and $437,393, respectively. The costs incurred during the three months ended August 31, 2017 consisted of related-party monthly field service expenses, lease operating expenses, depletion and accretion, professional fees and administrative expenses associated with the normal course of business. The increase was primarily related to lease operating expenses share-based compensation expense and other E&P expansion costs incurred related to the acquisition and operation of the Company’s newly-acquired oil and gas properties.

Other Income (Expense)

For the three months ended August 31, 2017, the Company recognized a gain of $320,428 as the result of conversion of debt from an unrelated party into the Company’s common stock.

Net Loss

We have net loss in the amount of $254,579 for the three months ended August 31, 2017 as compared to a net loss of $361,973for the three months ended August 31, 2016. The decrease was primarily related to the gain we recognized on conversion of debt from an unrelated third party into the Company’s common stock.

Comparison of the Six Months Ended August 31, 2017 with the Six Months Ended August31, 2016

Revenues

The Company generated revenues of $38,662 from oil and gas sales from the Company’s oil and gas properties for the six months ended August31, 2017, as compared to $56,801 for the six months ended August 31, 2016.

Operating Expenses

Operating expenses for the six months ended August 31, 2017 and 2016 were $927,585 and $692,292, respectively. The costs incurred during the six months ended August 31, 2017 consisted of related party monthly field service expenses, lease operating expenses, depletion and accretion, professional fees and administrative expenses associated with the normal course of business. The increase was primarily related to lease operating expenses, share-based compensation expense and other E&P expansion costs incurred related to the acquisition and operation of the Company’s newly-acquired oil and gas properties.

Other Income (Expense)

For the six months ended August 31, 2017, the Company recognized a gain of $320,428 as the result of conversion of debt from an unrelated party into the Company’s common stock.

The Company recognized gain of $20,324 from sale of some of its oil and gas properties during the six months ended August 31, 2016. In 2017, the Company did not have such kind of sale.

Net Loss

We have net loss in the amount of $571,495 for the six months ended August 31, 2017 as compared to a net loss of $570,167 for the six months ended August 31, 2016. The decrease was primarily related to the gain we recognized on conversion of debt from an unrelated third party into the Company’s common stock.

Liquidity and Capital Resources

As of August 31, 2017, the Company had cash in hand of $557,302.

Net cash used by operating activities during the six months ended August 31, 2017 was $388,743 as compared to cash used in operating activities of $357,147 for the same period in 2016. The increase was mainly related to additional costs incurred related to the maintenance and repair of the Company’s newly acquired oil and gas properties and other consulting expenses related to public relations and acquisition efforts.

Net cash used in investing activities during the six months ended August 31, 2017 was $195,320 as compared to cash provided by investing activities of $40,000 for the six months ended August 31, 2016. During the second quarter of 2017, the Company made a deposit of $168,000 for a potential acquisition of certain oil and gas properties. For the six months ended August 31, 2016, the Company sold some of its oil and gas properties for $70,000 and also made a deposit of $30,000 for a potential acquisition of certain oil and gas properties.

Net cash provided by financing activities during the six months ended August 31, 2017 was $1,065,000 as compared to cash provided by financing activities of $80.481 for the six months ended August 31, 2016. The increase in cash provided by financing activities was primarily related to a new loan of $700,000 and $345,000 cash proceeds from sales of the Company’s common stock for cash. The Company sold 20,000 shares of common stock to a private investor for $20,000 and these shares has not been issued as of the date of this report.

Off-Balance Sheet Arrangements

As of August 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2017 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2017 annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended August 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 1, 2017 (the “2017 10-K”), together with all of the other information included in this report, before investing in our common stock. Those risks and uncertainties encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described. Risks that we do not know about could occur and issues we now view as minor could become more important. If any of these risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you may lose all or part of your investment.

Item 2. Defaults Upon Senior Securities.

None.

Item 3. Mine Safety Disclosures.

Not applicable.

Item 4. Other Information.

None.

Item 5. Exhibits.

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

International Western Petroleum, Inc.

Date: October 16, 2017	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer and President
(Principal Executive Officer)

Date: October 16, 2017	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

