Form 10-Q
period 2017-11-30
INTERNATIONAL WESTERN PETROLEUM, INC.
filed 2018-01-22
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of January, 19, 2018, the registrant had 89,443,013 shares of common stock issued and outstanding.

INTERNATIONAL WESTERN PETROLEUM, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

November 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

BALANCE SHEETS

(Unaudited)

	November 30, 2017	February 28, 2017
ASSETS

Current Assets
Cash and cash equivalents	$576,991	$76,365
Accounts receivable - oil & gas	30,796	8,170
Prepaid expenses	-	269,396
Deposit on purchase of oil & gas properties	132,320	105,000

Total Current Assets	740,107	458,931

Oil & Gas Properties - Full Cost Method
Properties subject to depletion	955,316	955,316
Less: accumulated depletion	(63,724)	(56,340)

Total Oil & Gas Properties, net	891,592	898,976

Fixed Assets, net	12,646	17,546

Total Assets	$1,644,345	$1,375,453

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,716	$1,000
Accounts payable and accrued expenses - related parties	7,397	379,428
Loan payable	750,000	50,000
Stock payable	32,000	12,000

Total Current Liabilities	794,113	442,428

Asset Retirement Obligations	10,789	10,045

Total Liabilities	804,902	452,473

Stockholders’ Equity
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value per share, 90,000,000 shares authorized, 89,411,013 and 48,696,012 shares issued and outstanding, respectively	89,411	48,696
Additional paid-in capital	5,440,724	3,060,724
Accumulated deficit	(4,690,692)	(2,186,440)

Total Stockholders’ Equity	839,443	922,980

Total Liabilities and Stockholders’ Equity	$1,644,345	$1,375,453

The accompanying notes are an integral part of these interim unaudited financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENEDED NOVEMBER 30, 2017 AND 2016

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016

Revenues
Oil & gas sales	$12,466	$25,427	$51,128	$82,227
Service income	-	-	-	45,000

Total Revenues	12,466	25,427	51,128	127,227

Operating Expenses
Depletion, depreciation and accretion	4,867	39,157	13,028	158,150
Lease operating expenses	7,815	290,819	27,588	661,100
General and administrative	376,158	92,829	1,275,809	295,847

Total Operating Expenses	388,840	422,805	1,316,425	1,115,097

Other Income (Expense)
Gain on sale of oil & gas properties	-	-	-	20,324
Loss on extinguishment of debt	-	-	(1,228,322)	-
Loss on investment	-	(30,000)	-	(30,000)
Interest expense	(7,633)	-	(10,633)	-

Total Other Income (Expense)	(7,633)	(30,000)	(1,238,955)	(9,676)

Net Loss	$(384,007)	$(427,378)	$(2,504,252)	$(997,546)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.04)	$(0.02)

Weighted Average Number of Shares Outstanding - Basic and Diluted	89,411,013	46,565,247	66,529,049	45,718,827

The accompanying notes are an integral part of these interim unaudited financial statements.

INTERNATIONAL WESTERN PETROLEUM, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENEDED NOVEMBER 30, 2017 AND 2016

(Unaudited)

	2017	2016

Cash Flows from Operating Activities
Net loss	$(2,504,252)	$(997,546)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, depreciation and accretion	13,028	23,840
Stock-based compensation	737,361	331,755
Loss on extinguishment of debt	1,228,322	-
Gain on sale of oil & gas properties	-	(20,324)
Loss on investment	-	30,000
Changes in operating assets and liabilities
Accounts receivable - oil & gas	(22,626)	(48,483)
Refundable deposit	-	(90,000)
Accounts payable and accrued expenses	11,113	(8,138)

Net Cash from Operating Activities	(537,054)	(778,896)

Cash Flows from Investing Activities
Deposit made on purchase of oil & gas properties	(27,320)	-
Sale of oil & gas properties	-	70,000

Net Cash from Investing Activities	(27,320)	70,000

Cash Flows from Financing Activities
Repayment of loan payable	(50,000)	-
Proceeds from loan payable – related party	750,000	-
Payment on related party advances	-	(138,619)
Common stock issued for cash	365,000	806,234

Net Cash from Financing Activities	1,065,000	667,615

Net Increase (Decrease) in Cash and Cash Equivalents	500,626	(41,281)
Cash and Cash Equivalents - beginning of period	76,365	542,228

Cash and Cash Equivalents - end of period	$576,991	$500,947

Supplemental Cash Flow Information
Interest paid	$-	$-
Income tax paid	$-	$-

Noncash Investing and Financing Activities
Common stock issued for conversion of debt	$1,607,750	$-

The accompanying notes are an integral part of these interim unaudited financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had $576,991 and $76,365 of cash and cash equivalents at November 30, 2017 and February 28, 2017, respectively.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At November 30, 2017, $326,991 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

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

At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects. This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method. There was no ceiling test write-down recorded during the three and nine months ended November 30, 2017 and 2016.

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

Fixed assets

Fixed assets are stated at cost and depreciated using the straight-line method over the five-year estimated useful life of the asset.

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

Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. It defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services.
●	Level 3 – Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, over the vesting or service period, as applicable, of the stock award.

Basic and Diluted Net Income (Loss) per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to International Western Petroleum, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. For the nine months ended November 30, 2017 and 2016, the Company’s potentially dilutive shares, which include outstanding common stock options to purchase 1,440,000 shares of the Company’s common stock, have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

Subsequent Events

The Company evaluated all transactions from November 30, 2017, through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 seeks to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the provisions of ASU 2016-15 and assessing the impact, if any, it may have on its statement of consolidated cash flows.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has generated a net loss of $2,504,252 for the nine months ended November 30, 2017, and had negative cash flows of $537,054 from its operations for the same period. Revenues generated by the Company from oil and gas sales currently have not reached a level that allows the Company to support its ongoing business. The Company remains dependent upon funding from non-operating sources, principally related parties and the sale of common equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Management has a reasonable expectation that the Company has access to adequate funding resources from related parties to continue in operational existence for the foreseeable future although there are no firm commitments to provide funding. The Company will be required to raise additional funds to fully execute its business plan; however, the Company believes it has sufficient cash on hand and limited near term obligations to sustain its current operations for the next twelve months.

Note 3 – Oil & Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended November 30, 2017:

	February 28, 2017	Additions	November 30, 2017

Oil and gas properties, subject to amortization	$946,878	$-	$946,878
Asset retirement costs	8,438	-	8,438
Accumulated depletion	(56,340)	(7,384)	(63,724)
Total oil and gas assets	$898,976	$(7,384)	$891,592

For the three and nine months ended November 30, 2017, the Company recorded depletion of $2,157 and $7,384, respectively, for production on proved properties. For the three and nine months ended November 30, 2016, the Company recorded depletion of $5,124 and $19,459, respectively, for production on proved properties. The Company recorded no impairment of its oil and gas properties during the nine months ended November 30, 2017 and 2016.

On August 28, 2017, the Company made a deposit of $168,000 to a Trust Fund account designated by Stober Oil and Gas Services, LLC with the intention to acquire certain oil lease interests located in Texas. The deposit was returnable during a designated due diligence period, at the determination of the Company. The deposit was returned in October 2017.

During the quarter ended November 30, 2017, the Company made a deposit of $27,320 for a potential acquisition of certain oil and gas properties.

Note 4 – Fixed Asset

The Company’s fixed asset consists of a vehicle with estimated useful life of five years. Balance of the fixed asset consisted of the following at:

	November 30, 2017	February 28, 2017
Vehicle	$24,500	$24,500
Less: accumulated depreciation	(11,854)	(6,954)
Total	$12,646	$17,546

The Company recorded depreciation expense of $2,456 and $3,249 during the three months ended November 30, 2017 and 2016, respectively. The Company recorded depreciation expense of $4,900 and $5,719 during the nine months ended November 30, 2017 and 2016, respectively.

Note 5 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the nine months ended November 30, 2017:

Amount
Asset retirement obligations as of February 28, 2017	$10,045
Additions	-
Revision of previous estimates	-
Accretion	744
Asset retirement obligations as of November 30, 2017	$10,789

During the three months ended November 30, 2017 and 2016, the Company recognized accretion expense of $254 and $232, respectively. During the nine months ended November 30, 2017 and 2016, the Company recognized accretion expense of $744 and $676 respectively.

Note 6 – Loan Payable

On May 30, 2017, International Western Oil Corporation, a related party of the Company, sold its existing debt with the Company in an aggregate amount of $379,428 to Riggs Capital, Inc., an unrelated third party of the Company. The debt was unsecured, had no stated interest rate, was due on demand and had no conversion features.

On August 2, 2017, the Company and Riggs Capital, Inc. consummated a Debt Conversion Agreement to convert the outstanding debt of $379,428 into 5,900,000 shares of Common Stock which were distributed to Riggs Capital, Inc. and its related party Patrick Riggs. The Debt Conversion Agreement provided for a one-year lock-up on the sale of shares issued in the transaction. The Company recorded a loss on extinguishment of debt of $1,228,322 to recognize the difference between the reacquisition price, (the fair value of the stock issued) and the net carrying amount of the extinguished debt. ASC Topic 470-50-40 provides for the difference between the net carrying amount of the extinguished debt and the reacquisition price be recognized currently in the period of extinguishment.

Note 7 – Loan Payable – Related Party

On April 7, 2017, the Company entered into a secured promissory note (the “Secured Promissory Note”) with JBB Partners, Inc. (“JBB”). Pursuant to the terms of the Secured Promissory Note, the Company borrowed from JBB $200,000 (the “Loan”). The Loan was funded on April 11, 2017. The Loan was secured by all of the Company’s assets until August 2, 2017 was additionally secured by 17,920,000 shares of the Company’s common stock then owned by two of the then officers of the Company. The Loan carried interest at the rate of 3% per annum and the maturity date was April 7, 2018.

On July 27, 2017, to be effective as of August 2, 2017, JBB and the Company (a) modified the Secured Promissory Note and restated the same to increase the loan principal to an aggregate of $750,000, which includes the advance made on April 11, 2017, and (b) modified and added certain other provisions, including elimination of the share collateral that secured the Loan, changing the maturity date to July 27, 2018, and adding a provision to automatically convert the outstanding principal and interest into 1,000,000 shares of Series A Preferred Stock once the Company creates a new class of Series A Preferred Stock. The stockholders approved the creation of the new class of Series A Preferred Stock on November 30, 2017. The Company has yet to take action to create the Series A Preferred Stock, which is expected to be completed by the end of March 2018.

During the three months ended November 30, 2017 and 2016, the Company recognized interest expense of $7,633 and $0, respectively. During the nine months ended November 30, 2017 and 2016, the Company recognized interest expense of $10,633  and $0, respectively. As of November 30, 2017, the Company accrued interest payable of $7,397 to JBB.

The balance of this loan was $750,000 at November 30, 2017, plus interest that is due at maturity.

Note 8 – Equity Transactions

Common Stock:

In July 2017, effective as of August 2, 2017, the Company sold 34,500,000 shares of its common stock to Mr. Patrick Norris and several individuals for $0.01 per share, and the Company received total cash proceeds of $345,000.

On August 2, 2017, Ross Henry Ramsey, former CEO and current COO current of the Company, and Benjamin Tran, former Chairman of the Company, sold 17,920,000 shares of common stock and 12,000,000 shares of common stock, respectively, to JBB Partners, Inc. in a private transaction. A principal of JBB Partners, Inc. is Mr. Patrick Norris. The Company’s related party, International Western Oil Corporation, also sold 500,000 shares of the Company’s common stock to Mr. Patrick Norris in a private transaction. At the same time, Mr. Norris was appointed the new CEO, President, CFO, Secretary and a director of the Company. Mr. Ramsey continued as a director of the Company, and Mr. Tran resigned as a director of the Company effective September 15, 2017.

A change of control event occurred as a result of these transactions.

On August 2, 2017, the Company and Riggs Capital, Inc. consummated a Debt Conversion Agreement to convert the outstanding debt of $379,428 into 5,900,000 shares of Common Stock which were distributed to Riggs Capital, Inc. and its related party Patrick Riggs. The Debt Conversion Agreement provided for a one-year lock-up on the sale of shares issued in the transaction. The Company recorded a loss on extinguishment of debt of $1,228,322 to recognize the difference between the reacquisition price, (the fair value of the stock issued) and the net carrying amount of the extinguished debt. ASC Topic 470-50-40 provides for the difference between the net carrying amount of the extinguished debt and the reacquisition price be recognized currently in the period of extinguishment.

During the nine months ended November 30, 2017, the Company issued 115,000 shares of its common stock for consulting services. These shares were valued at their fair value of $115,000 on the date of issuance.

During the nine months ended November 30, 2017, the Company received $20,000 for 20,000 shares subscribed by one investor. As of the period end, these shares have not been issued and total outstanding stock payable is $32,000.

The Company previously had a consulting arrangement with Odyssey Enterprises, LLC (“Odyssey”). This consulting agreement was terminated by the Company and Odyssey on August 2, 2017. The Company obtained a general release from Odyssey in return for the issuance of 200,000 shares of common stock. In September 2017, the Company issued these 200,000 shares to Odyssey. These shares were valued at their fair value of $54,000 using the closing price of the Company’s stock traded in the open market on the grant date.

During the nine months ended November 30, 2017 and 2016, the Company recorded stock-based compensation expense of $737,361 and $331,755, respectively.

Stock Option:

Following is a summary of option activities for the nine months ended November 30, 2017:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, February 28, 2017	-	$-	-	-
Granted	1,440,000	0.01	2.00	417,600
Cancelled	-	-	-	-
Outstanding, November 30, 2017	1,440,000	0.01	1.67	360,000

Exercisable, November 30, 2017	-	-	-	-

During the nine months ended November 30, 2017, the Company granted two of its employees 1,440,000 options to purchase the Company’s common stock with an exercise price of $0.01 per share, a term of 2 years, and a vesting period of 2 years. The options have an aggregated fair value of $431,956 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range of 1.34%; (2) expected life of 2 years; (3) expected volatility of 482.51%; and (4) zero expected dividends.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at November 30, 2017 was approximately $360,000. During the three and nine months ended November 30, 2017, the Company recorded total option expense of $72,000.

Note 9 – Subsequent Events

On December 28, 2017, the Company borrowed $1,550,000 from JBB Partners to complete the purchases of a series of oil and lease leases. The loan has an interest rate of 3% per annum, has a maturity date of December 28, 2018 and is secured by all assets of the Company. The loan is convertible to the Company’s common stock at the conversion rate of $0.20 per share.

Also on December 28, 2017, the Company paid $1.6 million for 11 oils and gas leases, totaled 2,790.9 acres. These leases are located in the Jack County and Palo Pinto County in Texas. These wells have existing production and the Company plans to invest additional funds into the oil and gas production.

Subsequent to November 30, 2017, the Company issued 32,000 shares of common stock for the stock payable of $32,000 previously recorded by the Company is Stock Payable.

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

Overview

International Western Petroleum, (the “Company”, “we”, or “us”) was incorporated on February 19, 2014, under the laws of the state of Nevada. We focus on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. As of March 1, 2017, the SEC Non-Escalated Analysis of Estimated Proved Reserve of the Bend Arch Lion 1A and Bend Arch Lion 1B leaseholds shows 137.74 Mbbl in oil net reserves out of 416.34 Mbbl in oil gross reserves and 102.73 MMcf in natural gas net reserves out of 317.45 MMcf in natural gas gross reserves.

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

The Company’s main objective is to take advantage of the current lower oil prices to actively look for reserve oil and gas concessions and productions, aiming to participate with capital partners in transactions related to buyouts and joint ventures. In fiscal 2018, the Company will continue to raise capital to acquire smaller oil and natural gas properties in the West, Central West, East and South Texas aiming to increase its revenues and will continue to improve the existing production revenues of the Bend Arch Lion 1A, Bend Arch Lion 1B, Marshall Walden joint venture property and the Ratliff property via new entries, re-entries and EOR methods as mentioned in the Operational Plan section above.

The Company’s secondary objective is to tap into potential leases of the West Texas region, with the goal of building reserves to increase its oil and gas assets, specifically in the Permian Basin. The Permian Basin is a sedimentary basin largely within the western part of Texas and the southeastern part of New Mexico. The greater Permian Basin comprises several component basins: of these, Midland Basin is the largest, Delaware Basin is the second largest, and Marfa Basin is the smallest. The Permian Basin extends beneath an area approximately 250 miles (400 km) wide and 300 miles (480 km) long.

To achieve the Company’s objectives, state-of the-art exploration and recovery technology will be essential to future oil and natural gas reserve development. The Company has worked with a technology company providing a state-of-the-art Organic Oil Recovery (“OOR”) process that can release trapped oil while moderating exploration risks. Our management is exploring the opportunity of using this new technology and is developing plans for the enhanced oil recovery operations. The Company plans to optimize its acquisition model by adding technology to increase existing mature productions with limited additional drilling or fracking. Preliminary assessments about technology that the Company seeks to deploy indicates that the OOR process, in general, may increase current production at targeted production wells from 50% to 300% and may increase ultimate recovery of the original-oil-in-place by 5% to 20%.

Strategy and Implementation Summary

Sales Strategy

Abilene, Texas, is the closest city to our production locations with oil handling and sales firms. Our sales strategy in relation to spot pricing will be to produce less when the sales price is lower and produce more when the sales price is higher. To maintain the lowest production cost, we will aim to have our inventory be virtually zero. Our E&P core team has business relationships with BML, Transport Oil, Lion Oil Trading & Transportation, for oil sales as well as WTG Jameson for gas sales. The Company has selected to enter into material agreements with BML, Lion Oil and WTG Jameson so that, as our tier 1 buyer, they can handle pick-up and sales of our crude oil stock to refineries and gas via local gas pipelines.

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

The Company expects to use its current working capital for production improvement projects. The Company’s goal is to execute its acquisition model with selected Enhanced Oil Recovery (“EOR”) methods applied to oil and gas properties in order to improve production revenues and increase assets. The Company plans to expand the E&P business outside of the Central West Texas and East Texas region while looking for income-producing assets with reserves and promising upside potential in overlooked assets and oil field businesses in various areas of Texas and surrounding states.

The Company plans to initiate an acquisition model to be based on:

a)	the financed acquisition of mature oil fields that have potential for the application of an advanced EOR process. This is a cost effective process that has been field proven with success in over 40 oil fields around the world, resulting in average production increases of producing wells, onshore and offshore; and

b)	strategic partnership with existing operators to share production costs. M management believes that it is well positioned to exploit EOR technology to address the market of “trapped oil” estimated at $250 trillion U.S. dollars throughout the world. The Company aims to execute its objective in this new direction to create value for its shareholders and strategic partners.

The Company has reviewed and will review acquisition candidates in the West Permian Basin and South Texas and has conducted and will conduct research and evaluation of the opportunities using our personal contacts, geologists, 3D seismic, satellite hydrocarbon imaging, production data and other available resources to gather information and data in order to make an acquisition decision. Our operational plan for each acquisition is to increase production of the acquired oil and gas properties using state-of-the-art production technologies with a designated budget.

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

As of November 30, 2017, the 1A Venture property had four (4) gross oil and gas wells (1.58 net wells). The initial production of this property started in April 2014. Currently, the Company has already shut in the production of the 1A Venture property to get ready for upcoming re-work program.

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

The Bend Arch Lion 1B JV, Coleman County, TX:

This drilling joint venture is a 220-acre leasehold having 6 new producing wells which have been drilled by our Texas-based operating partner International Western Oil. In May 2015, the Company acquired working interests of this leasehold which has been surveyed with high quality proven reserves encompassing several pay zones highlighted by the Gray Sand and in some instances the Ellenburger pay zone. At the moment, the leasehold has 3 producing wells coming from the Gray Sand formation and 3 producing wells coming from the Ellenberger formation. On May 4 2015, the Company acquired 50% working interest in the Bend Arch Lion 1B Joint Venture (the Pittard Bend Arch Red property encompassing 220 acres - State ID# 13121) (the “1B Venture”.) By acquiring these working interests, the Company directly receives the share of working interest revenue (after accounting for applicable taxes, expenses, and landowner royalties) IWO was receiving prior to the acquisitions.

As of November 30, 2017, the 1B Venture property had six (6) gross oil and gas wells (2.76 net wells). The initial production of this property started in March 2015.

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

As of November 30, 2017, the Marshall Walden property had three (3) gross oil and gas wells (0.3 net wells) which are active. The initial production of this property started in September 2016.

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

As of November 30, 2017, the Ratliff property had three (3) gross oil and gas wells (3 net wells) which are inactive and the Company plans to perform re-entry works. The initial production of this property has not started yet.

The Company has an SEC Non-Escalated Analysis of the Estimated Proved Reserve of the Bend Arch Lion 1A and Bend Arch Lion 1B leaseholds in which the Company has certain interests and can be found as part of Company’s Form 10-K filing with the SEC for its year ended February 28, 2017. As of March 1, 2017, this evaluation report was prepared by an independent third party Ralph E. Davis Associates LLC, an Opportune Company which is a SEC-qualified reservoir engineering firm based in Houston, Texas.

The Stuart Leases, Jack County and Palo Pinto County, Texas

On December 28, 2017, the Company acquired 11 oils and gas leases, totaled 2,790.9 acres. These leases are located in the Jack County and Palo Pinto County in Texas. There are 18 wellbores in the acquisition, with 14 currently in production and 4 inactive. These wells have existing production and the Company plans to invest additional funds into the oil and gas production. The Company plans to re-work on the inactive wellbore and plans to upgrade the equipment to enhance oil production levels.

Results of Operations

Comparison of the Three Months Ended November 30, 2017 with the Three Months Ended November 30, 2016

Revenues

The Company generated revenues of $12,466 from oil and gas sales for the three months ended November 30, 2017, as compared to $25,427 for the three months ended November 30, 2016. In 2017, there were mechanical issues related to some of the wells causing the Company to have less productions. The Company is currently evaluating additional costs to bring these wells online.

Operating Expenses

Operating expenses for the three months ended November 30, 2017 and 2016 were $388,840 and $422,805, respectively. The costs incurred during the three months ended November 30, 2017, consisted of related-party monthly field service expenses, lease operating expenses, depletion and accretion, professional fees and administrative expenses associated with the normal course of business. The decrease was primarily related to the reduction of lease operating expenses, less stock-based compensation expense and other E&P expansion costs.

Other Income (Expense)

For the three months ended November 30, 2017, the Company recorded interest expense of $7,633 related to debt from a related party. For the three months ended November 30, 2016, the Company recorded loss on investment of $30,000 related to a potential acquisition of oil and gas properties.

Net Loss

We have net loss in the amount of $384,007 for the three months ended November 30, 2017, as compared to a net loss of $427,378 for the three months ended November 30, 2016. The decrease was primarily related to the reduction of lease operating expenses.

Comparison of the Nine Months Ended November 30, 2017 with the Nine Months Ended November 30, 2016

Revenues

The Company generated revenues of $51,128 from oil and gas sales from the Company’s oil and gas properties for the nine months ended November 30, 2017, as compared to $127,227 for the nine months ended November 30, 2016. In 2017, there were mechanical issues related to some of the wells causing the Company to have less productions. The Company is currently evaluating additional costs to bring these wells online.

Operating Expenses

Operating expenses for the nine months ended November 30, 2017 and 2016 were $1,316,425 and $1,115,097, respectively. The costs incurred during the nine months ended November 30, 2017, consisted of related party monthly field service expenses, lease operating expenses, depletion and accretion, professional fees and administrative expenses associated with the normal course of business. The decrease was primarily related to a reduction of lease operating expenses, less stock-based compensation expense and other E&P expansion costs.

Other Income (Expense)

For the nine months ended November 30, 2017, the Company recognized a loss on extinguishment of debt in the amount of $1,228,322 as a result of a conversion of debt from an unrelated party into the Company’s common stock.

The Company recognized gain of $20,324 from sale of some of its oil and gas properties during the nine months ended November 30, 2016. In 2017, the Company did not have such a sale.

For the nine-month period ended November 30, 2016, the Company recorded loss on investment of $30,000 related to a potential acquisition of oil and gas properties.

Net Loss

We have net loss in the amount of $2,504,252 for the nine months ended November 30, 2017, as compared to a net loss of $997,546 for the nine months ended November 30, 2016. The increase was primarily related to the loss on extinguishment of debt we recognized on conversion of debt from an unrelated third party into the Company’s common stock offset by a reduction of lease operating expenses.

Liquidity and Capital Resources

As of November 30, 2017, the Company had cash in hand of $576,991.

Net cash used by operating activities during the nine months ended November 30, 2017 was $537,054 as compared to cash used in operating activities of $778,896 for the same period in 2016. The decrease was mainly related to us being able to better control our operating expenses in 2017. Also, in 2016, additional costs were incurred related to the maintenance and repair of the Company’s newly acquired oil and gas properties.

Net cash used in investing activities during the nine months ended November 30, 2017 was $0 as compared to cash provided by investing activities of $70,000 for the nine months ended November 30, 2016. For the nine months ended November 30, 2016, the Company sold some of its oil and gas properties for $70,000.

Net cash provided by financing activities during the nine months ended November 30, 2017 was $1,065,000 as compared to cash provided by financing activities of $667,615 for the nine months ended November 30, 2016. The increase in cash provided by financing activities was primarily related to a new loan of $750,000 and $365,000 cash proceeds from sales of the Company’s common stock for cash, offset by cash payments of $50,000 to repay an outstanding loan payable.

The Company does not have any specific sources of capital at this time, and does not have any agreements with any persons or entities to provide working and other capital for its operations and acquisitions. The Company has relied on funding from an affiliate of its Chief Executive Officer, who is also a significant stockholder of the Company for funding of operations and acquisitions during fiscal year 2018. There is no agreement, however, for this person to provide capital, and there is no assurance that he will provide capital in the future. Therefore, because of the small amount of cash on hand comparative to its operational needs, the financial statements carry a going concern notation.

The Company will seek capital from sources other than its officers and significant stockholders in the future, from time to time. There is no assurance that it will be able to obtain financing of any amount or of any specific nature. If obtained the terms may have restrictive covenants or obligations that will be difficult to meet or may be too onerous for the Company to accept. Any financing accepted by the Company may have a dilutive effect on the outstanding equity of the Company and may restrict the payment of dividends.

The Company currently has a secured, convertible note entered into effective as of August 2, 2017 and a further secured, convertible note entered into effective December 28, 2017, which are secured by all the assets of the Company. These notes are issued to an affiliate of the Chief Executive Officer of the Company, and the holder of the note is a significant shareholder of the Company. The existence of the notes, as well as the security interest, may limit the opportunity to raise financing that requires a security interest or would suffer dilution because of the convertibility of the notes. Additionally, these notes are potentially convertible into shares of Common Stock  of the Company, which if converted will cause a substantial dilution to the equity of the outstanding Common Stock. The ability to convert the principle and interest is determined by the note holder. The note for $750,000 is due July 28, 2018 and the note for $1,550,000 is due December 28, 2018. The note for $750,000 will immediately convert into convertible preferred stock once the Company takes action to file an amendment to the certificate of incorporation to create the Series A Preferred Stock into which it is convertible, which is expected to be completed by end of March 2018.

Off-Balance Sheet Arrangements

As of November 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2017 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2017 annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended November 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Defaults Upon Senior Securities.

None.

Item 3. Mine Safety Disclosures.

Not applicable.

Item 4. Other Information.

None.

Item 5. Exhibits.

Exhibit Number	Exhibit Title

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Western Petroleum, Inc.

Date: January 22, 2018	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer and President
(Principal Executive Officer)

Date: January 22, 2018	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

