Form 10-K
period 2018-02-28
Norris Industries, Inc.
filed 2018-06-27
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 333-196492

Norris Industries, Inc.

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

Large accelerated filer. [ ]	Accelerated filer. [ ]
Non-accelerated filer. [ ]	Smaller reporting company [ ]
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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A

Number of the issuer’s common stock outstanding as of June 27, 2018: 89,443,013

Documents incorporated by reference: None.

i

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Norris Industries, Inc. and our wholly-owned subsidiaries. “SEC” refers to the Securities and Exchange Commission.

ii

PART I

Item 1. Business.

Our Company

Norris Industries, Inc. (“NRIS” or the “Company”) (formerly International Western Petroleum, Inc.) was incorporated on February 19, 2014, as a Nevada corporation and is headquartered in Irving, Texas. The Company was formed to conduct operations in the oil and gas industry, and currently focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. On May 4, 2015, the Company acquired significant working interests from the Bend Arch Lion 1A and the Bend Arch Lion 1B Joint Ventures in Coleman County of Texas, encompassing a total production of 7 producing oil and gas wells on a total of 380 acres out of 777-acre leaseholds showing proven recoverable reserves of approximately 416.34 Mbbl and 317.45 MMcf as of March 1, 2017. We believe that the Bend Arch Lion 1A and 1B Joint Ventures are parts of the total 777-acre leaseholds that have not been fully explored. In fiscal year 2018, the Company, together with its affiliated operator; International Western Oil Corporation (“IWO”), has undertaken basic maintenance of the oil and gas wells, with a total of 8 gross wells in production in the Midland area. The Company also manages the 45-acre Marshall Walden joint venture with 8 Woodbine Sand oil wells in Kilgore City, Texas, and acquired a 640-acre leasehold with 3 oil wells (non-producing) from the multi-zone Ratliff property in King County, thus setting a foothold in the Eastern Permian Basin of Texas. The Company, in fiscal year 2018, also purchased producing oil and gas mineral leases on December 28, 2017, in the Texas counties of Jack & Palo-Pinto in North Central Western part of Texas. The lease was for 20 oil & gas wells on 2,790 gross acres with majority working and operating interest with daily production of 50+ BOE (barrels of oil equivalent). Currently, NRIS holds approximately 4,200 total gross acres in leaseholds in various areas of North Central Texas region. The Company plans to acquire additional leaseholds in the future.

The Company underwent a change of control in July 2017, when Patrick Norris, and his affiliate JBB Partners (“JBB”) acquired the majority of ownership of the Company and provided loans and equity funding for the oil/gas mineral rights purchases and covering the operational expenses of Company.

The Company will, from time to time, seek strategic investors and other funding to help it develop additional exploration and acquisition projects located within the Bend Arch-Fort Worth Basin and other prime acquisition targets in the Central West, South and East Texas.

Our Business Strategy

We are an Exploration & Production (“E&P”) oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. The Company is currently managed by business and oil and gas exploration veterans who specialize in the oil and gas acquisition and exploration markets of the Central West Texas region. The Company’s goal is to tap into the high potential leases of the Central West Texas region of the United States, aiming to unlock its potential, specifically in the prolific Bend Arch-Fort Worth region. This area is approximately 120 miles long and 40 miles wide running from Archer County, Texas in the north to Brown County, Texas in the south. The Company is also looking at other acquisition opportunities in the Permian Basin, West Texas, East Texas and South Texas region.

Management believes that focusing on the development of existing small producing fields is one of the key differentiators of the Company. Oil and natural gas reserve development is a technologically oriented industry. Management believes that the use of current technology has greatly increased the success rate of finding commercial oil or natural gas deposits. In this context, success means the ability to make an oil/gas well that produces a commercialized quantity of hydrocarbons. In general, the Company expects to conduct 3D Seismic surveys to determine more accurate drilling locations and drilling depths beside its initial georadiometry technology application via its last 10 drilling projects. For short-term cash flow enhancement, the Company plans to seek large-reserve oil and gas properties with low production to acquire at the lowest cost possible and then implement effective Enhanced Oil Recovery (“EOR”) methods to improve its current revenues and assets. For long-term cash flow enhancement, the Company plans to identify larger and more mature production opportunities while selecting capital partners to buyout via the Company’s strategic joint venture partnerships, thus significantly increasing production via additional drilling and state-of-the-art EOR implementations.

The Company’s long-term objective is to increase shareholder value by growing reserves, production and cash flow.

The Company is currently listed on the OTCQB marketplace of OTC Link as an E&P oil and gas company. The Company intends to upgrade to a senior US stock exchange in the future.

To accomplish this objective, we plan to execute the following business strategies:

Develop and Grow Our Hydrocarbon Rich Resource-Style Acreage Positions Using Our Proven Development Expertise. We plan to continue to seek and acquire high quality assets in hydrocarbon-rich resource plays to improve our asset quality and expand our drilling inventory. We plan to leverage our management team’s expertise and apply the latest available EOR technologies to economically develop our existing property portfolio in Central West and East Texas in addition to any assets in other regions we may acquire. We operate the majority of our acreage, thus giving us certain control over the planning of capital expenditures, execution and cost reduction. Our carefully planned operation also allows us to adjust our capital spending based on drilling results and the economic environment. Our leasehold acquisition strategy is to pursue long-term contracts that allow us to maintain flexible development plans and avoid short-term obligations to drill wells, as have been common in other resource plays. As a small producer, we regionally evaluate industry drilling results and implement technologically effective operating practices which may increase our initial production rates, ultimate recovery factors and rate of return on invested capital.

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

Our operation strategy is to identify “prime time” hydrocarbon land leases in Texas with in-depth studies and develop proven reserves via drilling new wells and re-entering existing low production wells to maximize production and enhance valuation of our production assets. We also plan to position the Company in the international marketplace as a petroleum expert in the United States to partner up with multinational oil and gas players after establishing our new presence in the Permian Basin of Texas and applying current exploration technology on our new leases.

Based upon management’s petroleum exploration experience, geology expertise, and ability to identify high potential acreage and high production fields, management believes that the Company’s near future valuation as a public company is attractive.

Our Competitive Strengths

Management believes that we have a number of competitive strengths that will allow us to successfully execute our business strategies:

Simple Capital Structure. We have a simple capital structure and de-risked inventory of quality locations with what we believe is upside potential to take advantage of the current recovery of oil prices to acquire potential production at reasonable cost. Management believes there are opportunities for profits to be made now that oil prices appear to have stabilized and if they continue to gradually rise higher.

Visionary Management Team. With experience in all aspects of the development of resource plays, our management team includes a 4th generation oil man and oil field supplier with business skills that have decades of combined experience in the industry and a commitment of creating shareholder value via acquisition strategies. We also consult with geologists, engineers, and other professionals to execute on our business vision.

Low Risk Exploration Practice. Unlike many major oil companies that often drill very deep wells with a high degree of risk, we focus on shallow well exploration (sub 5,000 feet) that is less expensive and has lower risk factors. The basis for management’s belief that the wells that can be drilled in the prospective leases will have the capacity to produce a reasonable amount of hydrocarbon and due to our recent studies of the general areas where we are prospecting the projects. That is our most important exploration practice.

Under The Radar Asset Base. Management believes our local West Texas E&P team has a special talent in acquiring local “prime time” hydrocarbon land leases with sub-300 barrels of oil per day (“bopd”) wells that have large hydrocarbon reserves. Management believes that these “under the radar” prospective leases have multi-year drilling inventory and reasonable production history with high upside potential and not readily accessible to the public for auctions, thus adding to our competitive advantage on these “under the radar” opportunities. It is because management also believes that these highly valuable leases are not economically justifiable for the major oil and gas companies in the region because such companies need the wells they drill to produce at least 300 barrels (“Bbls”) of oil per day per well.

Geographic Diversity. We believe that our geographic diversity encompassing the West, Central West, East and South Texas regions provides us with broad flexibility to direct our capital resources to projects with the greatest potential returns and access to multiple key end markets, which mitigates our exposure to temporary price dislocations in any one market.

Strong Technical Team. Our technical team has significant experience and expertise in applying current technologies and techniques used in conventional and unconventional resource style plays, including 3-D seismic interpretation, vertical and horizontal drilling, comprehensive multi-stage hydraulic fracture stimulation programs, other oilfield service, and enhanced oil recovery technologies. We believe this technical expertise is partly responsible for our management team’s strong track record of successful exploration and development, including defining core producing areas in emerging plays.

Technologies

Oil and natural gas reserve development is a technologically oriented industry; many techniques developed by the industry are now used in other industries, including the space program. Management believes that technological innovations have made it possible for the oil and natural gas industry to furnish the fuels that power the world economy. Management also believes that technology has greatly increased the success rate of finding commercial oil or natural gas deposits. In this context, success rate means the ability to make an oil/gas well that can produce a commercialized quantity of hydrocarbon.

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

Hydrocarbon Satellite Imaging

Hydrocarbon survey maps are generated from several data sources downloaded from scientific instruments installed on Earth orbit satellites. These instruments are designed to retrieve physical data from outer space as well as from the Earth. Instruments installed on the satellites include, for our use, Radar, Infrared (Temperature), Radiation (Radiometrics), Dialectic Potential (Tellurics), Ionization, and Geo-Magnetics. These data sets are stacked and embedded into each data stream that result in the final map interpretation. All of these exploration techniques can be done separately with land-based tools but with the use of satellites it is possible to cover much larger areas more economically.

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

Fracturing Technology

Fracturing technology allows the industry to get more oil or natural gas out of each deposit that it finds. Newer stimulation technologies, completion treatment fluids, and enhanced recovery techniques enable the oil or natural gas to move more easily to producing well bores. Hydraulic fracturing techniques create small cracks from the well bore into the reservoir rock. A “proppant” (usually sand), is then pumped into the formation to keep the fractures open. These fractures serve as a “highway” for the hydrocarbons to be produced. Horizontal-drilling technologies allow the reservoir to be penetrated horizontally rather than vertically, opening more of the reservoir to the well bore and enhancing recovery. “Acidizing”, is another stimulation technique that is frequently used in carbonate (limestone, dolomite) reservoirs to increase porosity, permeability and to enhance recovery. Sometimes the techniques of fracturing and acidizing are combined in an “acid-frac job” resulting in increased production. Secondary and tertiary recovery techniques can include “water flood” which utilizes water injection wells to push oil from partially depleted reservoirs to recovery wells. CO2 injection wells pressure up the depleted reservoir for the same purpose of increasing production.

At NRIS, we focus on Geoscience along with understanding complex mineralogy in shale reservoirs and better determining zones prone to fracture stimulation. This technology strongly suggests where to frack by providing us with rapidly available data while delivering game changing levels of collaboration: multi-well, multi-user and multi interpreter. Our field engineers, geologists and petrophysicists work together for better drilling decisions.

Reservoir Estimate

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

As of March 1, 2018, our estimated gross proved oil and natural gas reserves, as prepared by our independent reserve engineering firm, Bryant M. Mook, PE, using SEC prices of $53.49 per Bbl of oil and $3.00 per Mcf of natural gas, increased to 275 MBbl of oil and 4,915 MMcf of natural gas. As result of new lease purchases from funding made available from our majority owner, we include 100% of our net oil reserves and 100% of our net natural gas reserves that were classified as proved producing but chose to only add a small portion of value from the proved not producing (“PDNP”) category as of March 1, 2018, while the Company chose to eliminate prior values carried for its Proved Undeveloped (“PUD”) reserves.

Sales Strategy

Abilene, Texas, is the closest city with oil handling and sales firms. Our sales strategy in relation to spot pricing will be to produce less when the sales price is lower and produce more when the sales price is higher. To maintain the lowest production cost, we will aim to have our inventory be virtually zero. Our E&P core team has business relationships with BML, Transport Oil, Lion Oil Trading & Transportation, for oil sales as well as WTG Jameson for gas sales. The Company has selected to enter into material agreements with BML, Lion Oil and WTG Jameson so that, as our tier 1 buyer, they can handle pick-up and sales of our crude oil stock to refineries and gas via local gas pipelines.

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

Based on management’s general management and petroleum exploration experience as well as its geology expertise, the Company believes it has the ability to identify high potential acreage and high production fields.

The Company has recently shifted its E&P plan on regional acquisition(s) to a focus in the Permian Basin region. This region has been producing oil continuously for nearly 100 years and the U.S. Geological Survey (“USGS”) has recently announced that this region has the largest estimate of continuous oil that it has ever assessed. Our area of interest is production locations within the Wolfcamp shale in the Midland Basin portion of the Texas Permian Basin where the USGS estimates that there are 20 billion barrels of undiscovered, technically recoverable oil.

The Company has instigated a new acquisition model which is based on:

a)	the financed acquisition of mature oil fields that have great potential for the application of an advanced EOR process. This process is a very cost effective EOR process which has been technologically field proven with great success in over 40 oil fields around the world, where the average production increase of producing wells, onshore and offshore, has been recorded with over 130% upside; and

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

Since the fourth quarter of fiscal year 2017, the Company has reviewed several acquisition candidates in the greater West Permian Basin, Central and South Texas regions. After identifying any new prospect, additional research and evaluation was carried out using our personal contacts, geologists, 3D seismic, satellite hydrocarbon imaging, production data and other available resources to glean information and data in order to make an acquisition decision. Our operational plan after each acquisition is to increase production of the acquired oil and gas properties using current technologies with a designated budget pre-approved by the Company’s senior management team. In December 2017, the Company acquired certain leases in Jack County and Palo Pinto County in Texas (discussed further below).

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

The exploration and production process is a two-phase process: 1) drilling and testing and 2) well completion. The Company plans to hire drilling specialists and technical consultants designated to oversee the drilling and reentering of existing holes for each well during the drilling and testing phase. For the well completion process, the Company plans to hire technical data collectors and cementing operators to ensure the best performance upon perforating the wells at different pay zones based on thorough technical advisory work done by our internal and external production personnel and geologists before production.

The Company also applies selective leading edge EOR technologies from technology vendors to improve existing production after each future acquisition.

Completed Acquisitions with Production Enhancement Programs

To date, the Company has prospected and completed several exploration and acquisition projects:

The Bend Arch Lion 1A JV, Coleman County, TX:

This drilling joint venture is a 160-acre leasehold having four producing wells which have been drilled by our Texas-based operating partner International Western Oil. This field has been surveyed with high quality proven reserves encompassing several pay zones highlighted by the Gray Sand, the Palo Pinto, and in some instances the Ellenburger pay zone. On May 4, 2015, the Company acquired a 39.5% working interest from IWO in the Bend Arch Lion 1A Joint Venture (the Pittard Bend Arch White property encompassing 160 acres – State ID# 21488) (the “1A Venture”.) By acquiring these working interests, the Company directly receives the share of working interest revenue (after accounting for applicable taxes, expenses, and landowner royalties) IWO was receiving prior to the acquisitions.

As of February 28, 2018, the 1A Venture property had four (4) gross oil and gas wells (1.58 net wells). The initial production of this property started in April 2014.

Management plans to review and determine how best to implement a production improvement program on several of its wells including the Bend Arch Lion 1A and others. As a result of recent studies that show accessible proven reserves in several pay zones highlighted by the Gray Sand and the Ellenburger pay zones, management believes its production improvement program can offer an increase from the current production of these fields by re-completing certain pay zones with either standard acidizing jobs, a new EOR method, or reentering and fixing equipment in areas that have become declining wellbores.

The Bend Arch Lion 1B JV, Coleman County, TX:

This drilling joint venture is a 220-acre leasehold having 6 new producing wells which have been drilled by our Texas-based operating partner International Western Oil. In May 2015, the Company acquired working interests of this leasehold which has been surveyed with high quality proven reserves encompassing several pay zones highlighted by the Gray Sand and in some instances the Ellenburger pay zone. At the moment, the leasehold has 3 producing wells coming from the Gray Sand formation and 3 producing wells coming from the Ellenberger formation. On May 4, 2015, the Company acquired 46% working interest in the Bend Arch Lion 1B Joint Venture (the Pittard Bend Arch Red property encompassing 220 acres - State ID# 13121) (the “1B Venture”).

As of February 28, 2018, the 1B Venture property had six (6) gross oil and gas wells (3 net wells). The initial production of this property started in March 2015.

Management plans to determine how best to implement a production improvement program on the Bend Arch Lion 1B as the result of our prior in-depth studies that show accessible proven reserves in several pay zones highlighted by the Gray Sand pay zone and the Ellenburger pay zone. Management believes this can offer a potential increase from the current production of this field by re-completing certain Gray Sand pay zone with either standard acidizing jobs or a new EOR method and entering the virgin Gray Sand pay zone or increasing pumping efficiency in the Ellenburger pay zone in certain declining wellbores.

The Marshall Walden JV, Kilgore City, TX:

As of July 29, 2016, the Company served as the managing venturer in a 45-acre joint venture with Odyssey Enterprises LLC which has financed the Marshall Walden joint venture for the lease purchase and optimization of wells located in Kilgore, Texas, in the heart of the Woodbine formation. There are 8 wellbores in the acquisition, with 4 currently in production and 4 inactive. During the year ended February 28, 2018, the Company completed a re-work of several inactive wellbores and plans to upgrade to a new pump set up to enhance oil production levels. Management believes that this Marshall Walden acquisition put a solid foundation in place for the Company in the East Texas region.

As of February 28, 2018, the Marshall Walden property had six (6) gross oil and gas wells (0.6 net wells) which are active, plus two (2) injection wells. The initial production of this property started in September 2016.

The Ratliff Property, King County, TX:

As of December 6, 2016, the Company acquired, in a series of payments that totaled $100,000, a 640 acres oil and gas lease and also 3D Seismic data for 340-acres of the leasehold acreage acquired in King County, Texas. This acquisition represented a 100% working interest with 70% net revenue interest on leasehold acreages in King County, Texas, with additional options to lease up to 800 acres of adjoining acreage with 3D seismic data. The 640-acre leasehold comes with an existing tank facility for the production of oil, natural gas, and water. There is also a full injection wellbore set in place that is equipped. There have been five (5) wellbores drilled on this lease dating back to the 1970s, and these previous wellbores ranged from 4800ft – 6200ft in total depth, with three (3) different prolific hydrocarbon formations.

Management believes that this acquisition created an initial small foothold for us in the Eastern Permian Basin. Within depth studying of the 3D seismic data, we believe there are up to eight (8) proven undeveloped locations (“PUDs”) throughout the lease’s acreage. Management also believes that the Company can best take full advantage of the complete 3D Seismic data available and should be able to drill wellbores in favorable locations. The Company plans to drill a test pilot hole in order to obtain Ellenbuger pay zone samples and complete the Canyon Reef pay zone at 6,700ft on one wellbore and access a full log review to determine if there is a window to drill a horizontal leg. The Company also plans to turn on 3 wellbores that are producers via extended re-entry method. As of February 28, 2018, the Ratliff property had minimal production but had substantial value in several proved developed not producing (“PDNP”) wells based on the Company’s year-end reserve analysis.

The Stuart Leases of Jack and Palo-Pinto Counties Property

The Jack Palo-Pinto County Stuart Oil Leases were purchased on December 28, 2017 for $1,600,000 in cash and have twenty (20) gross oil and gas wells (15 net wells) which the management is operating production on its properties and produced well over 1,500 gross barrels of oil equivalent since the purchase date until February 28, 2018.

The data below is based on the SEC Non-Escalated Analysis of Estimated Proved Reserve of the Jack -Palo Pinto associated leases as well as the Bend Arch Lion 1A and Bend Arch Lion 1B, and Marshall-Walden leaseholds in which the Company has certain minority interests. As of March 1, 2018, this evaluation report was prepared by an independent third-party Bryant M. Mook, a double PE reservoir engineer based in Houston, Texas. In order to include portions of the PDNP from the reserves report the Company has secured assurances from its majority owner to do a review and to fund selectively up to the $950,200 maximum cost indicated in such reserve report to be able to increase its current production rates. The Company will concentrate on those wells in which the Company either owns a majority, or 100% of the working interest in such oil and gas property lease.

Estimated Proved Reserves

Net to Norris Industries, Inc.

SEC Non-Escalates Analysis

As of March 1, 2018

	Proved			Total BOE
	Producing	Not Producing	Undeveloped	Value

Net Reserve
Oil - MBbl	58.797	138.721	-	$81.917
Gas - MMcf	861.008	3,747.783	-	$1,485.639

Income Data (in thousands)
Future gross revenue	$5,728.07	$18,663.54	$-	$24,391.61
Taxes	$500.09	$1,708.95	$-	$2,209.04
Operating costs	$2,172.63	$2,357.27	$-	$4,529.90
Capital costs	$-	$950.20	$-	$950.20
Undiscounted cash flows	$3,055.35	$13,647.13	$-	$16,702.48
Discounted cash flows at 10%	$1,703.41	$6,243.46	$-	$7,946.86

The unit prices used throughout this report for crude oil, condensate, and natural gas were $53.49 per barrel of oil and $3.00 per MMBTU for Henry Hub gas which are on lower than current market prices. The reserve report unit prices are based upon the appropriate prices in effect the first trading day of each month from March 2017 through February 2018 and averaged for the year which ranged from low of $42.53 for to a high of $66.14 per barrel of oil for WTI crude.

Employees

We presently have six individuals performing services for the Company: Patrick Norris our Chief Executive Officer, President, Chief Accounting Officer and Chief Financial Officer; Ross Henry Ramsey, the President of oil division and Board-Member; Allen Horn, our Vice President, and Brian O’Connell, our Operations Manager.

Mr. Ramsey devotes approximately 40 hours per week to the affairs of the Company. Mr. Ramsey serves as the President of the oil and gas division of the Company.

Mr. Allen Horn and Mr. Brian O’Connell each devote approximately 40 hours per week to our exploration and production taskforce. They are our full-time employees.

Ms. Lisa Boudoin devotes approximately 20 hours per week as our bookkeeping accountant. She is our part-time employee assisting in administrative functions.

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

Risks Related to Our Business

LIMITED OPERATING HISTORY

The Company was formed on February 19, 2014. The Company has had limited operations upon which an evaluation of the Company can be based. Exploration stage companies, such as the Company are subject to all of the risks inherent in the establishment of any new business in the E&P sector of the oil and gas industry. Our financial viability is dependent upon raising funds and successfully executing our business plan. The likelihood of our success must be considered in the light of the challenges, both expected and unexpected, frequently encountered in connection with starting and expanding a new business. Accordingly, we are planning to align our primarily fixed expense levels with our expectation of future revenues. We may be unable to adjust spending in a timely manner to compensate for unexpected shortfalls in any forthcoming revenue. Any such shortfalls will have an immediate adverse impact on our operating results and financial condition which could cause investors to lose all or a substantial part of their investment.

AS WE CONTINUE TO DEVELOP OUR OPERATIONS, WE WILL NEED SUBSTANTIAL CAPITAL TO FUND OUR OPERATIONS, AND IF WE ARE NOT ABLE TO OBTAIN SUFFICIENT CAPITAL, WE MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

The Company currently has working interests in wells and acreage. As we continue to develop and expand our operations, we will need to make substantial capital expenditures for the acquisition of petroleum exploration companies, hydrocarbon land leases, and existing oil and gas production with large reserves, and for drilling new wells and re-entering existing low production wells. We intend to finance our capital expenditures primarily through our cash flows from operations, bank borrowings, and public and private equity and debt offerings. Lower crude oil and natural gas prices, however, will reduce our cash flows. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to the shares being offered for resale by the selling security holders.

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

If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of the Company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, we may also have to issue securities that may have rights, preferences and privileges senior to our common stock. In the event we seek to raise additional capital through the issuance of debt or its equivalents, this will result in increased interest expense.

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

SIGNIFICANT ADVERSE IMPACT TO OUR CAPITAL RESERVE OF ANY UNINSURED LIABILITY CLAIM

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

UNCERTAINTY OF PROFITABILITY

Our business model requires significant investment in acquisitions and explorations, and, if and to the extent our business grows, we will need to hire new employees. Specifically, our profitability will depend upon our success at accomplishing the following tasks:

●	implementing and executing our business model;

●	establishing name recognition and a reputation for value with domestic and worldwide investors and partners;

●	implementing results-oriented explorations, domestic and worldwide distribution and sales strategies; and

●	developing sound business relationships with key strategic partners; and hiring and retaining skilled employees.

Additionally, our revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, including:

●	economic conditions generally, as well as those specific to the oil and gas industry;

●	our ability to manage relationships with industry and distribution partners to sell our production;

●	our ability to access capital as needed, on terms which are fair and reasonable to the Company;

●	our ability to successfully to produce high quality oil, and get that product to buyers in the intended manner; and

●	the ability of third-party vendors to manage their procurement and delivery operations.

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

WE ARE IN A HIGHLY COMPETITIVE MARKET

We expect to face substantial competition in the oil and gas industry. There are many exploration companies in the oil and gas industry which will compete directly with us. There are many large, well-capitalized, private and public companies in this industry, which have the resources, lease access, loyal buyers and expertise to drill and produce oil if they wish to do so. Many of our existing and potential competitors have substantially greater financial, technical and marketing resources than we do. These competitors may be able to adopt more aggressive pricing policies. This type of pricing pressure could force us to offer discounts, decreasing our profit margin.

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

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect these costs to be at least $25,000 per year. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

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

The Company is an early stage company in the oil and gas industry, which has a working interest in wells and acreage. As we continue to develop our operations generate revenues and profits, the Company must own majority interests of new production. The only way for the Company to reach strong stable production capacity is to raise enough capital to help the Company gain control of new working interests in any future production wells. Any significant changes in oil prices or any inability on our part to anticipate or react to such changes could result in reduced revenues and profits and erosion of our competitive and financial position. Our success also depends on our ability to acquire good hydrocarbon production and bringing new oil wells to production with reasonable production capacity. In addition, changes from very shallow well to semi shallow well exploration or geographical exploration locations could result in higher costs of production and higher risks.

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

ANY DAMAGE TO OUR REPUTATION COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Maintaining a good reputation globally is going to be critical to the Company here and abroad. If we fail to maintain high standards for our work ethic and integrity, including with regard to our production results, our reputation could be jeopardized. Adverse publicity about these types of concerns, or the incidence of “dry holes” in exploration or low production wells, whether valid or not, may cause production and delivery disruptions. If any of our production wells becomes depleted for any reason, is mishandled or causes injury, we may be subject to legal liability. A widespread non-commercialized production or a significant depletion could cause our production to be disrupted for a period of time, which could further reduce our revenue and damage our corporate image. Failure to maintain high ethical, social and environmental standards for all of our operations and activities or adverse publicity regarding our responses to health concerns, our environmental impact, including drilling and production materials, energy use and waste management, or other sustainability issues, could jeopardize our reputation. In addition, water is a limited resource in many parts of the world. Our reputation could be damaged if we do not act responsibly with respect to water use of our exploration purposes. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of buyer confidence in our oil production for any of these reasons could result in decreased demand for our products and could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation.

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

The Company is still in the process of determining whether to use hydraulic fracturing in its operations. Hydraulic fracturing is a commonly used process that involves injecting water, sand, and small volumes of chemicals into the wellbore to fracture the hydrocarbon-bearing rock thousands of feet below the surface to facilitate higher flow of hydrocarbons into the wellbore. Various federal legislative and regulatory initiatives have been undertaken which could result in additional requirements or restrictions being imposed on hydraulic fracturing operations. For example, the Department of Interior has issued proposed regulations that would apply to hydraulic fracturing operations on wells that are subject to federal oil and gas leases and that would impose requirements regarding the disclosure of chemicals used in the hydraulic fracturing process as well as requirements to obtain certain federal approvals before proceeding with hydraulic fracturing at a well site. These regulations, if adopted, would establish additional levels of regulation at the federal level that could lead to operational delays and increased operating costs.

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

AS WE CONTINUE TO DEVELOP OUR OPERATIONS, WE ARE BE SUBJECT TO HAZARDS AND RISKS INHERENT IN THE DRILLING, PRODUCTION, AND TRANSPORTATION OF CRUDE OIL AND NATURAL GAS

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

TERRORIST ATTACKS OR CYBER-INCIDENTS COULD RESULT IN INFORMATION THEFT, DATA CORRUPTION, OPERATIONAL DISRUPUTON AND/OR FINANCIAL LOSS.

Like most companies, we have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, to process and record financial and operating data, communicate with our business partners, analyze mine and mining information, estimate quantities of coal reserves, as well as other activities related to our businesses. Strategic targets, such as energy-related assets, may be at greater risk of future terrorist or cyber-attacks than other targets in the United States. Deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties, or cloud-based applications could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions and third-party liability. Our insurance may not protect us against such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

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

Item 1B. Unresolved Staff Comments.

This information is not required for emerging growth companies.

Item 2. Properties.

The Company headquarters is at 5525 North McArthur Blvd., Suite 280, Irving, TX 75038. The Company terminated its agreement in June 2016 with IWO to pay a monthly amount that included use of the office. In June 2016, the Company has started paying for the space in the amount of $2,333.35 per month. The office covers 1,340 square feet, and the rate is commensurate with other market rates. This lease ends on August 31, 2018.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company has been trading on the OTC QB market under the trading symbol INWP since April 2016.

Our common stock began trading on The OTC Market in April 2016 under the symbol “INWP”. The symbol was changed to “NRIS” after the Company’s name change in February 2018. The following table sets forth the high and low bid prices for our common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended May 31, 2016:

High: $1.80

Low: $1.15

Quarter Ended August 31, 2016:

High: $1.72

Low: $1.67

Quarter Ended November 30, 2016:

High: $1.74

Low: $1.25

Quarter Ended February 28, 2017:

High: $1.50

Low: $0.52

Quarter Ended May 31, 2017:

High: $0.57

Low: $0.20

Quarter Ended August 31, 2017:

High: $0.49

Low: $0.23

Quarter Ended November 30, 2017:

High: $0.44

Low: $0.26

Quarter Ended February 28, 2018:

High: $0.37

Low: $0.20

Holders of Common Stock

As of February 28, 2018, we had 98 shareholders of record of our common stock. We believe to have at least an additional 100 shareholders, who hold their shares of common stock under “street name.”

Dividend Policy

The Company has never paid cash dividends on its common stock and does not anticipate paying dividends in the foreseeable future. The payment of future cash dividends is subject to the discretion of the Board of Directors and will depend upon the Company’s earnings (if any), general financial condition, cash flows, capital requirements and other considerations deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans.

We currently do not have an equity compensation plan. The Company plans to create an equity compensation plan during the second quarter of fiscal year 2018.

Item 6. Selected Financial Data

We are not required to provide the information required by this Item because we are an emerging growth company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Norris Industries, Inc. (the “Company”, “We”, or “Us”) (formerly International Western Petroleum, Inc.) was incorporated on February 19, 2014, under the laws of the state of Nevada. We are an oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. As of March 1, 2018, the SEC Non-Escalated Analysis of Estimated Proved Reserve of our various leases in Jack & Palo-Pinto Counties, the Ratliff leases, the Marshall-Walden, and the Bend Arch Lion 1A and Bend Arch Lion 1B leaseholds, is a total of 197.5 Mbbl in oil net reserves, plus 4,608.8 MMcf in natural gas net reserves being out of total of BOE equivalent of 965.63 Mbbl in gross reserves.

The reserves associated with the report from Bryant M. Mook, PE have been classified in accordance with the definitions of the Securities and Exchange Commission as found in Part 210 —Form and Content of and Requirements for Financial Statements, Securities Act of 1933, Securities Exchange Act of 1934, Public Utility Holding Company Act of 1935, Investment Company Act of 1940, Investment Advisers Act of 1940, and Energy Policy and Conservation Act of 1975, under Rules of General Application § 210.4-10 Financial accounting and reporting for oil and gas producing activities pursuant to the Federal securities laws and the Energy Policy and Conservation Act of 1975.

In fiscal year 2019, the Company’s main objective is to take advantage of the rising oil prices to actively look for large-reserve oil and gas concessions and production, aiming to participate with international capital partners for large-scale transactions related to buyouts and joint ventures. In the meantime, the Company will continue to raise capital to acquire smaller oil and natural gas properties in the West, Central West, East and South Texas aiming to increase its revenues via these acquisitions and continue to improve the existing production revenues of the Bend Arch Lion 1A, Bend Arch Lion 1B, Marshall Walden joint venture property, which includes the recent purchase of leases in Jack County and Palo Pinto County, plus the Ratliff property via new entries, re-entries and EOR methods as mentioned in the Operational Plan section above.

The Company plans to tap into the high potential leases of the West Texas region of the United States, aiming to unlock its potential via reserves development to increase its oil and gas assets, specifically in the Permian Basin. The Permian Basin is a sedimentary basin largely contained in the western part of the U.S. state of Texas and the southeastern part of the U.S. state of New Mexico. It reaches from just south of Lubbock, TX, to just south of Midland and Odessa, TX, extending westward into the southeastern part of New Mexico. It is so named because it has one of the world’s thickest deposits of rocks from the Permiangeologic period. The greater Permian Basin comprises several component basins: of these, Midland Basin is the largest, Delaware Basin is the second largest, and Marfa Basin is the smallest. The Permian Basin extends beneath an area approximately 250 miles (400 km) wide and 300 miles (480 km) long.

To achieve the Company’s objectives, the use of current technology will be key since oil and natural gas reserve development is a technologically oriented industry. Our senior management team has explored the opportunity to utilize new and existing technologies and plans to start with 4 counties (Coleman, Gregg, Russ and Reeves) for the EOR business in Texas. The Company plans to optimize its acquisition model by adding this technology to increase existing mature productions without additional drilling or fracking.

Results of Operations

Revenues

The Company generated revenues of $131,943 from oil and gas production sales during the year ended February 28, 2018, compared to $104,351 during the year ended February 28, 2017. The increase in oil and gas production sales was primarily due to the acquisition of the Jack County and Palo Pinto County leases in December 2017. The Company had $0 of service income during year ended February 28, 2018, compared to $45,000 of one-time service income during the year ended February 28, 2017.

Lease Operating Expenses

Lease operating expenses for the years ended February 28, 2018 and 2017, were $131,626 and $188,150, respectively. We incurred more lease operating expenses in 2017 primarily as a result of additional maintenance and repair costs on our leases in Coleman County.

Operating Expenses

Operating expenses for the years ended February 28, 2018 and 2017, were $1,428,919 and $1,706,570, respectively. The decrease was primarily due to new management implementing cost controls to lower the general and administrative expenses incurred by the Company.

Other Income (Expense)

For the year ended February 28, 2018, the Company recognized a loss on extinguishment of debt in the amount of $1,228,322 as a result of a conversion of debt from an unrelated party into the Company’s common stock.

The Company recognized a gain of $20,324 from the sale of some of its oil and gas properties during the year ended February 28, 2017. In 2018, the Company did not have such a sale.

For the years ended February 28, 2018 and 2017, the Company recorded interest expense of $23,648 and $1,000, respectively. Higher interest expense was incurred in 2018 due additional debt issuances to related parties in the current year.

Net Loss

Our operations resulted in a net loss in the amount of $2,548,946 for the year ended February 28, 2018, compared to a net loss of $1,749,418 for the year ended February 28, 2017. The increase was primarily related to additional costs incurred during the current year related to stock-based compensation expenses and loss on extinguishment of debt.

Liquidity and Capital Resources

On February 28, 2018, the Company had cash of $244,997.

Net cash used in operating activities during the year ended February 28, 2018 was $846,368, as compared to cash used in operating activities of $1,304,803 for the same period in 2017. The decrease was related to cost cutting implemented during the year ended February 28, 2018 related to the maintenance and repair of the Company’s legacy oil and gas properties and the cost cutting measures implemented by the Company new management.

Net cash used in investing activities during year ended February 28, 2018 was $1,600,000 for the acquisition of properties in Jack County and Palo Pinto County, compared to cash used in investing activities of $65,000 for the year ended February 28, 2017.

Net cash provided by financing activities during the year ended February 28, 2018 was $2,615,000, compared to cash provided by financing activities of $903,940 for the year ended February 28, 2017. The increase in cash provided by financing activities was primarily related to proceeds from the issuance of common stock and loans from our controlling shareholder.

The Company will require additional financing to support its operations and to pursue its acquisition program. It does not have any committed sources of financing at this time. If it is unable to obtain financing, it will have to reduce or curtail its operations and acquisition program. There is no assurance that it will be able to obtain financing in the future, and even if financing is available, it may not be on terms acceptable to the Company.

To date, the recent funding of operations and some acquisitions has been provided by the largest shareholder of the Company. This individual does not have any legal obligation to continue to provide funding to the Company. Yet the majority owner has indicated a willingness, and provided some assurances, to selectively review and determine added funding for certain low risk initiatives on those oil & gas wells in which the Company has either 100%, or a majority working interest in order to increase its existing production. Our majority shareholder expects, but is not legally obligated, to provide funding for the Company’s capital expenditure program for fiscal year 2019. Such funding may be provided in the form of loans, issuance of equity or other means.

The financial statements of the Company have been prepared on a going concern basis. There is no assurance that the Company will be able to continue its operations.

Off-Balance Sheet Arrangements

As of February 28, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are an emerging growth company and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of
Norris Industries, Inc.
Irving, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Norris Industries, Inc. (the “Company”) as of February 28, 2018, the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GBH CPAs, PC

We have served as the Company’s auditor since 2018.

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

June 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Norris Industries, Inc.

Irving, Texas

We have audited the accompanying balance sheet of Norris Industries, Inc. as of February 28, 2017 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended February 28, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Norris Industries, Inc. as of February 28, 2017 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Anton & Chia

Newport Beach, California

June 1, 2017

NORRIS INDUSTRIES, INC.

BALANCE SHEETS

February 28, 2018 and 2017

	2018	2017
ASSETS
Current Assets
Cash	$244,997	$76,365
Account receivable - oil & gas	108,644	8,170
Deposit on purchase of oil & gas properties	-	105,000
Total Current Assets	353,641	189,535

Oil and Gas Property - Full Cost Method
Properties subject to amortization	2,716,102	955,316
Less: accumulated depletion	(69,760)	(56,340)
Total Oil and Gas Property, net	2,646,342	898,976
Equipment, net	12,646	17,546
Total Assets	$3,012,629	$1,106,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$43,020	$1,000
Accounts payable and accrued expenses - related parties	20,412	379,428
Loan payable	-	50,000
Stock payable	-	12,000
Total Current Liabilities	63,432	442,428

Convertible note payable - related party	1,550,000	-
Asset retirement obligations	76,657	10,045

Total Liabilities	1,690,089	452,473

Stockholders’ Equity
Preferred stock, $0.001 par value per share 10,000,000 shares authorized; no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $0.001 par value per share 10,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding	1,000	-
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 89,443,013 and 48,696,013 shares issued and outstanding	89,443	48,696
Additional paid-in capital	5,967,483	2,791,328
Accumulated deficit	(4,735,386)	(2,186,440)
Total Stockholder’s Equity	1,322,540	653,584

Total Liabilities and Stockholders’ Equity	$3,012,629	$1,106,057

The accompanying notes are an integral part of these financial statements.

NORRIS INDUSTRIES, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2018 AND 2017

	2018	2017

Revenues
Oil and gas sales	$131,943	$104,351
Service income	-	45,000

Total Revenues	131,943	149,351

Operating Expenses
Lease operating expenses	131,626	188,150
General and administrative expenses	1,273,147	1,706,570
Depletion and accretion	24,146	23,373

Total Operating Expenses	1,428,919	1,918,093

Loss from Operations	(1,296,976)	(1,768,742)

Other Income (Expenses)
Gain on sale of property	-	20,324
Loss on extinguishment of debt	(1,228,322)	-
Interest expense	(23,648)	(1,000)
Total Other Income (Expense)	(1,251,970)	19,676

Net Loss	$(2,548,946)	$(1,749,418)

Net loss per common share - basic and diluted	$(0.03)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	89,211,013	46,416,182

The accompanying notes are an integral part of these financial statements.

NORRIS INDUSTRIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED FEBRUARY 28, 2018 AND 2017

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, February 29, 2016	-	$-	44,314,964	$44,315	$1,367,575	$(437,022)	$974,868

Common stock issued for cash	-	-	3,518,949	3,519	997,681	-	1,001,200
Stock-based compensation	-	-	862,100	862	426,072	-	426,934
Net loss	-	-	-	-	-	(1,749,418)	(1,749,418)

Balance, February 28, 2017	-	-	48,696,013	48,696	2,791,328	(2,186,440)	653,584

Stock-based compensation	-	-	315,000	315	482,837	-	483,152
Common stock issued for settlement of stock payable			12,000	12	11,988	-	12,000
Common stock issued for cash	-	-	34,520,000	34,520	330,480	-	365,000
Common stock issued for loan payable	-	-	5,900,000	5,900	1,601,850	-	1,607,750
Preferred stock issued for loan payable	1,000,000	1,000	-	-	749,000	-	750,000
Net loss	-	-	-	-	-	(2,548,946)	(2,548,946)

Balance, February 28, 2018	1,000,000	$1,000	89,443,013	$89,443	$5,967,483	$(4,735,386)	$1,322,540

The accompanying notes are an integral part of these financial statements.

NORRIS INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2018 AND 2017

	2018	2017
Cash Flow from Operating Activities
Net loss	$(2,548,946)	$(1,749,418)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion and accretion	24,146	28,313
Stock-based compensation	483,152	426,934
Loss on extinguishment of debt	1,228,322	-
Gain on sale of oil and gas property	-	(20,324)
Loss on write-off of investment	5,000	30,000
Changes in operating assets and liabilities:
Accounts receivable - oil & gas	(100,474)	(8,170)
Accounts payable and accrued expenses	42,020	(12,138)
Accounts payable and accrued expenses - related parties	20,412	-
Net Cash Used in Operating Activities	(846,368)	(1,304,803)

Cash Flow from Investing Activities
Deposit on purchase of oil and gas properties	-	(135,000)
Sale of oil and gas properties	-	70,000
Purchase of oil and gas properties	(1,600,000)	-
Net Cash used in Investing Activities	(1,600,000)	(65,000)

Cash Flow from Financing Activities
Proceeds from convertible note payable - related party	2,300,000	50,000
Payment on loan payable	(50,000)	-
Payments on related party advances	-	(159,260)
Common stock issued for cash	365,000	1,001,200
Proceeds from issuance of stock payable	-	12,000
Net Cash provided by Financing Activities	2,615,000	903,940

Net Increase (Decrease) in Cash	168,632	(465,863)

Cash – beginning of year	76,365	542,228

Cash – end of year	$244,997	$76,365

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$4,000	$-

Noncash Investing and Financing Activities
Reclassification of pre-acquisition costs to oil and gas properties	$100,000	$-
Common stock issued for conversion of loan	$1,607,750	$-
Issuance of common stock for stock payable	$12,000	$-
Series A Convertible Preferred Stock issued for conversion of loan	$750,000	$-
Change of estimate in asset retirement obligation	$31,081	$-
Asset retirement obligation from acquisition of oil and gas properties	$29,705	$-

The accompanying notes are an integral part of these financial statements.

NORRIS INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization, Nature of Operations and summary of Significant Accounting Policies

Norris Industries, Inc. (“NRIS” or the “Company”) (formerly International Western Petroleum, Inc.), was incorporated on February 19, 2014 as a Nevada corporation. The Company was formed to conduct operations in the oil and gas industry. The Company’s principal operating properties are in the Ellenberger formation in Coleman County, as well as the Jack and Palo-Pinto Counties. The Company’s production operations are all located in the State of Texas.

On April 25, 2018, the Company incorporated a Texas registered subsidiary, Norris Petroleum, Inc., as its own operating entity.

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).

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

Share-based Compensation

The Company estimates the fair value of each share-based compensation award at the grant date by using the Black-Scholes option pricing model. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to Norris Industries, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. For the years ended February 28, 2018 and 2017, there were outstanding options to purchase 1,440,000 and 0 of the Company’s common stock, respectively, were excluded from the calculation of diluted net loss per share, as the inclusion of these shares would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At February 28, 2018, $0 of the Company’s cash balances was uninsured. The Company has not experienced any losses on such accounts.

Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The new standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than is required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. We adopted this new standard on March 1, 2018 using the modified retrospective method of adoption. The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows, but will result in increased disclosures related to revenue recognition policies and disaggregation of revenues.

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We expect to adopt ASU 2016-02 beginning January 1, 2019 and are in the process of assessing the impact that this new guidance is expected to have on our financial statements and related disclosures.

In September 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 using a modified retrospective adoption method. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently assessing the impact this accounting standard will have on its financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Modification Accounting for Share-Based Payment Arrangements. The standard amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The new standard is effective for fiscal years beginning after December 15, 2017. There was no impact on the financial statements of adopting this new standard on March 1, 2018.

Note 2 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the years ended February 28, 2018 and 2017:

	February 29, 2016	Additions	Sales	February 28, 2017

Oil and gas properties, subject to depletion	$996,954	$-	$(50,076)	$946,878
Asset retirement costs	8,438	-	-	8,438
Accumulated depletion	(34,279)	(22,461)	400	(56,340)
Total oil and gas assets	$971,113	$(22,461)	$(49,676)	$898,976

	February 28, 2017	Additions	Reclassifications	February 28, 2018

Oil and gas properties, subject to depletion	$946,878	$1,700,000	$-	$2,646,878
Asset retirement costs	8,438	60,786	-	69,224
Accumulated depletion	(56,340)	(13,420)	-	(69,760)
Total oil and gas assets	$898,976	$1,747,366	$-	$2,646,342

The depletion recorded for production on proved properties for the years ended February 28, 2018 and 2017, amounted to $13,420 and $22,461, respectively.

King County Properties

As of December 6, 2016, the Company acquired, in a series of payments originally classified as deposits that totaled $100,000, the Ratliff leases, totaling 640 acres. The acquisition was completed in the current year. This lease also consisted of a 3D Seismic survey data for 340 acres of the leasehold acreage acquired in King County, Texas. This acquisition represented a 100% working interest, with a 70% net revenue interest on such leasehold acreages.

The following table summarizes the purchase price and allocation of the purchase price to the net assets acquired in connection with the acquisition described above:

Consideration Given

Cash paid	$100,000

Net Assets Acquired

Oil and gas properties	$105,642
Asset retirement obligation	(5,642)

Total purchase price	$100,000

Jack County and Palo Pinto County Properties

On December 28, 2017, the Company paid $1.6 million for the rights to 11 oil and gas leases, totaling 2,790.9 acres. These leases are located in the Jack County and Palo Pinto County in Texas. The wells located on these leases have existing production and the Company plans to invest additional funds to further develop these oil and gas properties.

The following tables summarize the purchase price and allocation of the purchase price to the net assets acquired in connection with the Acquisition:

Consideration Given

Cash paid	$1,600,000

Net Assets Acquired

Oil and gas properties	$1,624,063
Asset retirement obligation	(24,063)

Total purchase price	$1,600,000

Note 3 – Equipment

The Company’s fixed assets consisted of a used vehicle and has an estimated useful life of five years. Fixed assets consists of the following at February 28, 2018 and 2017:

	2018	2017
Vehicle	$24,500	$24,500
Accumulated depreciation	(11,854)	(6,954)
Total	$12,646	$17,546

The Company recorded depreciation expense of $4,900 and $4,940, respectively, during the years ended February 28, 2018 and 2017.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the year ended February 28, 2018:

Asset retirement obligations as of February 28, 2017	$10,045
Additions	29,705
Current year revision of previous estimates	31,081
Accretion during the year ended February 28, 2018	5,826
Asset retirement obligations as of February 28, 2018	$76,657

During the years ended February 28, 2018 and 2017, the Company recognized accretion expense of $5,826 and $912, respectively.

Note 5 – Related Party Transactions

$750,000 Loan Payable to JBB Partners, Inc. (“JBB”)

On April 7, 2017, the Company entered into a secured promissory note (the “Secured Promissory Note”) with JBB, an entity owned by the Company’s CEO and majority shareholder. Pursuant to the terms of the Secured Promissory Note, the Company borrowed from JBB $200,000 (the “Loan”). The Loan was funded on April 11, 2017. The Loan was secured by all of the Company’s assets and until August 2, 2017 was additionally secured by 17,920,000 shares of the Company’s common stock then owned by two of the then officers of the Company. The Loan carried interest at the rate of 3% per annum and the maturity date was April 7, 2018.

On July 27, 2017, to be effective as of August 2, 2017, JBB and the Company: (a) modified the Secured Promissory Note and restated it to increase the loan principal to an aggregate of $750,000, which includes the advance made on April 11, 2017, and (b) modified and added certain other provisions, including elimination of the share collateral that secured the Loan, changing the maturity date to July 27, 2018, and adding a provision to automatically convert the outstanding principal and interest into 1,000,000 shares of Series A Convertible Preferred Stock.

The Company had a shareholder meeting in November 2017, in which it approved a name change and new corporation charter, those changes became effective on February 21, 2018, with its name changed to Norris Industries, an increase in the number of authorized common shares issuable to 150,000,000 shares, and authorized 20,000,000 shares of preferred stock, of which 1,000,000 Series A Preferred shares were issued to JBB Partners, Inc. in exchange for the $750,000 of prior debt and accrued interest outstanding (See Note 9).

During the year ended February 28, 2018, the Company recognized interest expense of $12,513 related to the $750,000 loan payable to JBB Partners, Inc.

$1,550,000 Promissory Note to JBB

On December 28, 2017, the Company borrowed $1,550,000 from JBB to complete the purchases of a series of oil and leases. The loan has an interest rate of 3% per annum, a maturity date of December 28, 2018 and is secured by all assets of the Company. The loan is convertible to the Company’s common stock at the conversion rate of $0.20 per share. On June 13, 2018, the Company entered into an amendment of its promissory note to JBB to extend the maturity date to September 30, 2019.

During the year ended February 28, 2018, the Company recognized interest expense of $7,899 related to the $1,550,000 promissory note to JBB.

The balance of this promissory note was $1,550,000 at February 28, 2018, plus interest that is due at maturity.

Due to related party

From time to time, the Company received advances from a related party, International Western Oil Corporation (“IWO”), an entity owned by the former controlling shareholders of the Company, to fund its operations. As of February 28, 2017, the Company had an outstanding accounts payable and accrued expenses due to IWO in the amount $379,428. On May 30, 2017, IWO sold its receivable from the Company to Riggs Capital, Inc. As of February 28, 2018, the Company did not have any payable remaining outstanding to IWO.

Note 6 – Settlement of Debt

On May 30, 2017, IWO sold its receivable from the Company in the amount of $379,428 to Riggs Capital, Inc. an unrelated third party of the Company. The debt was unsecured, had no stated interest rate, was due on demand and had no conversion features.

On August 2, 2017, the Company and Riggs Capital, Inc. consummated a Debt Conversion Agreement to convert the outstanding debt of $379,428 into 5,900,000 shares of Common Stock which were distributed to Riggs Capital, Inc. and its related party, Patrick Riggs. The Debt Conversion Agreement provided for a one-year lock-up on the sale of shares issued in the transaction. The Company recorded a loss on extinguishment of debt of $1,228,322 to recognize the difference between the reacquisition price, (the fair value of the stock issued) and the net carrying amount of the extinguished debt. ASC Topic 470-50-40 provides for the difference between the net carrying amount of the extinguished debt and the reacquisition price be recognized currently in the period of extinguishment.

Note 7 – Income Taxes

Due to the Company’s net losses, there were no provisions for income taxes for the years ended February 28, 2018 and 2017.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 32.7% and 34% for the years ended February 28, 2018 and 2017, respectively, are summarized as follows:

	2018	2017

Pretax book income	$(833,505)	$(594,802)
Permanent differences:
Stock-based compensation	78,995	72,579
Loss on settlement of debt	200,831	-
Change in valuation allowance	243,412	629,562
Change in the effective rates	331,363	-
Other adjustments	(21,096)	(107,339)
Total tax expense	$-	$-

Deferred income tax assets for the years ended February 28, 2018 and 2017 are as follows:

Deferred Tax Assets	2018	2017

Net operating losses carry forwards	$1,444,810	$1,204,194
Difference in depletion, depreciation and capitalization method	(3,777)	(6,573)
Total deferred tax assets	1,441,033	1,197,621
Less valuation allowance	(1,441,033)	(1,197,621)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at February 28, 2018 and 2017. The net change in the total valuation allowance from February 28, 2017 and February 28, 2018, was a decrease of $243,412.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of February 28, 2018 and 2017, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company incurred interest expense of $1,000 and $0 penalties was recognized for the year ended February 28, 2017.

As of February 28, 2018, the Company has federal net operating loss carryforwards of approximately $1,441,033 for federal and state tax purposes, respectively, which if not utilized, will expire beginning in 2038, respectively, for both federal and state purposes.

Utilization of NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code (the “Code”), as amended, as well as similar state provisions. In general, an “ownership change” as defined by the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain shareholders or public groups. The Company experienced an “ownership change” within the meaning of IRC Section 382 during the year ended February 28, 2018. As a result, certain limitations apply to the annual amount of net operating losses that can be used to offset post ownership change taxable income. The Company has estimated that $1.1 million of its pre-ownership change net operating loss could potentially be lost due to the IRC Section 382 limitation.

Tax Cuts and Jobs Act

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Act”). The Act makes broad and complex changes to the U.S. tax code, including but not limited to, reducing the U.S. federal corporate rate from 35% to 21%, allowing full expensing of qualified property acquired and placed in service after September 27, 2017 and imposing new limits on the deduction of net operating losses, executive compensation and net interest expense. The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of the Company’s deferred tax asset $360,842 and a corresponding reduction in the valuation allowance.

Note 8 – Commitments and Contingencies

Office Lease

In March 2015, the Company entered into an amendment to extend the term of its office lease to August 31, 2018. The obligation under this lease extension for the remainder of its term is $13,400. During the year ended February 28, 2018, the Company had total rent expense of $37,588.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the King County, Texas lease acreage, 640 acres are due to expire in June 2021. The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. Where the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able.

Note 9 – Equity Transactions

On February 21, 2018, the Company effected an increase in the Company’s authorized shares of stock from 90,000,000 to 170,000,000, of which 150,000,000 shares are designated as common stock, par value $0.0001 per share, and 20,000,000 shares are designated as preferred stock, par value $0.0001 per share, and (3) create a single class of “blank check” Preferred Stock for the issuance of up to 20,000,000 shares of Preferred Stock, having such terms, rights and features as may be determined by the board of directors of the Company from time to time.

Preferred Stock

On February 21, 2018, the Company filed a Certificate of Designation with the Secretary of State of Nevada to create the Series A Convertible Preferred Stock of the Company and fulfill the Company’s obligations under the $750,000 Loan Payable to JBB described in Note 6.

The Series A Convertible Preferred Stock has certain dividend, liquidation, voting and conversion rights. When, and as declared by the Company’s Board of Directors, the holders of Series A Convertible Preferred Stock may be entitled to participate prior to any dividends paid on the Company’s common stock. The Series A Convertible Preferred Stock Original Issuance Price is $0.75 per share. In the event of any liquidation, dissolution or winding up of the Company or any Deemed Liquidation Event (as defined in the Certificate of Designation), the holders of Series A Convertible Preferred Stock would be entitled to receive, prior to and in preference to the holders of common stock, an amount per share of Series A Preferred Stock equal to three (3) times the Series A Preferred Stock Original Issue Price plus any declared but unpaid dividends thereon, which is the full principal amount of the $750,000 Loan Payable to JBB.

Holders of the Series A Convertible Preferred Stock have the right to convert shares of Series A Convertible Preferred Stock, at any time and from time to time, into such number of fully paid and non-assessable shares of common stock as is determined by the number of shares Series A Convertible Preferred Stock, divided by the product of (i) the Preferred Stock Conversion Price in effect at the time of conversion and (ii) 0.02. The “Preferred Stock Conversion Price” shall initially be equal to $0.75 will equal 666,666.66 shares of common stock. Such Preferred Stock Conversion Price shall be subject to adjustment as in the event of stock split, merger, reorganization and certain dividend and distribution. There is no mandatory conversion or redemption right by the Company.

As of February 28, 2018, there were 1,000,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Common Stock

During the year ended February 28, 2017:

-	the Company sold 3,518,948 shares of its common stock for total cash proceeds of $1,001,200; and

-	the Company issued 862,100 shares, valued at their fair value of $426,934, of its common stock for services.

During the year ended February 28, 2018:

-	the Company sold 34,520,000 shares of its common stock for total cash proceeds of $365,000;

-	the Company issued 12,000 shares of its common stock to settle $12,000 of stock payable;

-	the Company issued 315,000 shares, valued at their fair value of $483,152, of its common stock for stock-based compensation;

-	on August 2, 2017, Ross Henry Ramsey, former CEO of the Company, and Benjamin Tran, former Chairman of the Company, sold 17,920,000 shares of common stock and 12,000,000 shares of common stock, respectively, to JBB Partners, Inc. Mr. Patrick Norris is the principal of JBB Partners, Inc. The Company’s related party, International Western Oil Corporation, also sold 500,000 shares of the Company’s common stock to Mr. Patrick Norris. At the same time, Mr. Norris was appointed the new CEO, President, CFO, Secretary and a director of the Company. Mr. Ramsey continued as a director of the Company, and Mr. Tran resigned as a director of the Company effective September 15, 2017. A change of control event occurred as a result of these transactions; and

-	on August 2, 2017, the Company and Riggs Capital, Inc. consummated a Debt Conversion Agreement to convert its outstanding debt of $379,428 into 5,900,000 shares of common stock which were distributed to Riggs Capital, Inc. and its related party, Patrick Riggs. The Debt Conversion Agreement provided for a one-year lock-up on the sale of shares issued in the transaction. The Company recorded a loss on extinguishment of debt of $1,228,322 to recognize the difference between the reacquisition price, (the fair value of the stock issued) and the net carrying amount of the extinguished debt. ASC Topic 470-50-40 provides for the difference between the net carrying amount of the extinguished debt and the reacquisition price be recognized currently in the period of extinguishment.

Stock Options

During the year ended February 28, 2018, the Company granted two of its officers options to purchase a total of 1,440,000 shares the Company’s common stock with an exercise price of $0.01 per share, a term of 2 years until August 3, 2019, and a vesting period of 2 years. The options have an aggregate fair value of $431,956 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.34%; (2) expected life of 2 years; (3) expected volatility of 482.51%; and (4) zero expected dividends.

The fair value of all options issued and outstanding are being amortized over their respective vesting periods. These options had an intrinsic value of $417,600 as of February 28, 2018. During the year ended February 28, 2018, the Company recorded total option expense of $126,000 related to the vesting of these options. The unrecognized compensation expense on these options at February 28, 2018 was approximately $306,000. As of February 28, 2018, these options have a remaining life of 1.43 years.

Note 10 – Subsequent Events

On June 26, 2018, the Company and JBB have entered into a modification of the existing Secured Promissory Note originally dated December 28, 2017 (‘Loan Note”), to add provisions to permit the Company to obtain advances under the Loan Note up to a maximum of $1,000,000.  The Company may request an advance in an amount of $100,000 no more frequently than every 30 days, provided that it provides a description of the use of proceeds for the advance reasonably acceptable to JBB, and the Company is not otherwise in default of the Loan Note. The original loan amount and the advances are secured by all the assets of the Company and are convertible into common stock of the Company at the rate of $0.20 per share, subject to adjustment for any reverse and forward stock splits. The Loan Note may be repaid at any time, without penalty, however, any advance that is repaid before maturity may not be re-borrowed as a further advance. The maturity date of the original amount and all the advances is September 30, 2019.

Note 11 – Supplemental Oil and Gas Disclosures (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities

The estimates of proved oil and gas reserves utilized in the preparation of these statements were prepared by Bryant M. Mook for year ended February 28, 2018 and by Ralph E. Davis for year ended February 28, 2017, using reserve definitions and pricing requirements prescribed by the SEC. The Company used a combination of production performance and offset analogies, along with estimated future operating and development costs as provided by the Company and based upon historical costs adjusted for known future changes in operations or developmental plans, to estimate its reserves.

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. All estimates of proved reserves are determined according to the rules prescribed by the SEC. These rules indicate that the standard of “reasonable certainty” be applied to the proved reserve estimates. This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since February 28, 2018. The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company’s proved reserves are proved developed non-producing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

All of the Company’s reserves are located in the United States.

	February 28, 2018	February 28, 2017
Proved oil and gas properties	$2,716,102	$955,316
Unproved oil and gas properties	-	-
Accumulated depreciation, depletion and amortization	(69,760)	(56,340)
Total acquisition, development and exploration costs	$2,646,342	$898,976

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

At February 28, 2018 and 2017, unevaluated costs of $0 were excluded from the depletion base.

	February 28, 2018	February 28, 2017
Acquisition of properties - proved	$1,605,000	$381,067
Acquisition of properties - unproved	-	-
Exploration costs	-	88,000
Development costs	-	536,325
Disposition/sale	(5,000)	(50,076)
Total costs incurred	$1,600,000	$955,316

Estimated Quantities of Proved Oil and Gas Reserves

The following table sets forth proved oil and gas reserves together with the changes therein, proved developed reserves and proved undeveloped reserves for the years ended February 28, 2018 and 2017. Units of oil are in thousands of barrels (“MBbls”) and units of gas are in millions of cubic feet (“MMcf”). Gas is converted to barrels of oil equivalents (“MBoe”) using a ratio of six Mcf of gas per Bbl of oil.

	2018			2017
	Oil	Gas	BOE	Oil	Gas	BOE
Proved reserves:
Beginning of year	138	103	155	142	115	161
Revisions	(33)	(91)	(48)	(2)	(4)	(3)
Extensions and discoveries	-	-	-	-	-	-
Purchases of minerals-in-place	94	4,617	864	-	-	-
Sales of minerals-in-place	-	-	-	-	-	-
Production	(2)	(20)	(5)	(2)	(8)	(3)
End of year	197	4,609	966	138	103	155

Proved developed reserves:
Beginning of year	12	38	18	12	38	18
End of year	59	861	203	8	26	12

Proved not producing reserves:
Beginning of year	54	14	57	54	14	57
End of year	138	3,747	763	54	14	56

Proved undeveloped reserves:
Beginning of year	76	64	86	76	63	86
End of year	-	-	-	76	63	87

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

Future cash inflows for 2018 were computed by applying the average price for the year to the year-end quantities of proved reserves. The 2018 average price for the year was calculated using the 12-month period prior to the ending date of the period covered by the report, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period. Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting year. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing and producing proved oil and natural gas reserves at the end of the year, based on year-end costs, assuming continuation of year-end economic conditions. Future income tax expense was computed by applying statutory rates, less the effects of tax credits for each period presented, and to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties, after consideration of available net operating loss and percentage depletion carryovers. Discounted future net cash flows have been calculated using a ten percent discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.

The estimated present value of future cash flows relating to prove reserves is extremely sensitive to prices used at any measurement period. The prices used for each commodity for the years ended February 28, 2018 and 2017 as adjusted, were as follows:

	Oil (Bbl) Using NYMEX WTI	Gas (Mcf) Using NYMEX Henry Hub
2018 (average price)	$53.49	$3.00
2017 (average price)	$43.05	$1.55

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

The following table sets forth the standardized measure of discounted future net cash flows relating to proven reserves for the years ended February 28, 2018 and 2017 respectively (stated in thousands):

	2018	2017
Future cash inflows	$24,391	$6,113
Future costs:
Production costs	(4,530)	(718)
Future tax expense	(2,209)	(439)
Future development costs	(950)	(1,093)
Future net cash flows	16,702	3,863
10% annual discount for estimated timing of cash flows	(8,755)	(1,319)
Standardized measure of discounted net cash flows	$7,947	$2,544

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows at 10% per annum for the years ended February 28, 2018 and 2017, respectively (stated in thousands):

	2018	2017
Increase (decrease):
Beginning of year	$2,544	$2,369
Sales of oil produced, net of production costs	1,595	59
Net changes in sales and transfer prices and in production costs and production costs related to future production	(10,443)	5,103
Previously estimated development costs incurred during the period	-	-
Changes in future development costs	950	1,093
Revisions of previous quantity estimates due to prices and performance	(649)	(140)
Accretion of discount	254	237
Discoveries, net of future production and development costs associated with these extensions and discoveries	-	-
Purchases and sales of minerals in place	6,894	-
Timing and other	6,802	(6,177)
End of year	$7,947	$2,544

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 12, 2017, the Board of Directors of the Company dismissed Anton & Chia, LLP as the independent registered public accounting firm of the Company. The Company engaged GBH CPAs, PC who had been the independent public accounting firm of to the Company for the fiscal years ended February 29, 2016 and February 28, 2015.

Termination of Anton & Chia, LLP

The reports of Anton & Chia, LLP (“Anton”) on the Company’s balance sheets as of February 28, 2017, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended, did not contain an adverse opinion or disclaimer of opinion, except that the reports stated that there is substantial doubt about the Company’s ability to continue as a going concern.

During the Company’s most recent fiscal year, and the period subsequently through December 12, 2017, there were no disagreements between the Company and Anton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Anton, would have caused it to make a reference to the subject matter of the disagreements in connection with their review on the Company’s financial statements for such periods. There were no reportable events (as described under Item 304(a)(1)(v) of Regulation S-K) during the Company’s most recent fiscal year and subsequently through December 12, 2017.

The Company provided Anton with a copy of the Form 8-K disclosure and requested that Anton furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees or disagrees with the statements by the Company in its Current Report on Form 8-K. The letter was provided and filed as Exhibit 16.1 with the Form 8-K report for the change of accountants.

Engagement of GBH CPAs, PC

On December 12, 2017, the Company engaged GBH CPAs, PC (“GBH”), as its new independent registered public accounting firm. The engagement of GBH was approved by the Company’s Board of Directors on December 12, 2017.

During the Company’s most recent fiscal year ended February 28, 2017 and through December 12, 2017, neither the Company nor anyone acting on its behalf consulted with GBH regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report was provided to the Company or oral advice was provided that GBH concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

GBH had been the independent registered public accounting firm for the Company auditing the balance sheet of the Company as of February 29, 2016, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended February 29, 2016.

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

(b) Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(i)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with management authorization; and

(iii)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) under the 2013 Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of February 28, 2018, our internal control over financial reporting is not effective. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at February 28, 2018:

(i)       The Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in the Company’s financial transactions in accordance with US GAAP.

(ii)       The Company does not have policies and procedures in place to ensure the timely review, disclosure and accurate financial reporting for significant agreements and transactions.

(iii)       The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.

(iv)	The Company does not have sufficient accounting personnel to have a separation of their respective accounting duties.

Management’s Remediation Plan

The management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US GAAP, notwithstanding the control deficiencies identified above. The Company does not have an active remediation plan in operation at this time. If and when the Company has greater financial resources, it plans to engage additional persons and/or engage consultants to address the various deficiencies that are identified above.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are neither “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(c) Changes in Internal Controls

No change in our internal control over financial reporting occurred during the last fiscal quarter ended February 28, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our officers and directors as of June 27, 2018. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Patrick L. Norris	57	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer
Ross Henry Ramsey	31	President of the Oil and Gas Division and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Patrick L. Norris is the founder of Norris International Services, LLC, a specialty machine shop in New Iberia, Louisiana, a company started in 2004, that serves the oil field petroleum parts, tubulars and the utility road boring industries. Mr. Norris has been in the specialty manufacturing business for over 38 years.

Mr. Norris’ qualifications to serve on our Board include his experience in the oil and gas industry, and significant investment made into enterprise from his own resources.

Ross Henry Ramsey is a co-founder of the Company and has served as the Chief Executive Officer, President, Chief Financial Officer, and a Director since our inception. Since 2011, Mr. Ramsey has been the Chief Executive Officer and President of International Western Oil Corporation, making it a very active explorer through Central West Texas. He also serves as Chief Executive Officer and President of the Company, which is the holding company of International Western Oil Corporation. From 2010 to 2011, Mr. Ramsey served as an independent drilling and completion consultant. Mr. Ramsey’s specializes in drilling acreage and establishing PUD’S (Proven Under Development locations) for new drilling locations and multiple recovery methods from primary to and secondary recovery methods. Mr. Ramsey has been involved with over 100 well bores, from drilling and testing, to completion. Ross has been a production specialist as part of the exploration in Young County, Coke County, Fischer County, Jones County and Taylor County, all of which are in Texas. Mr. Ramsey has very profitable relationships with many oilfield service companies including Basic Energy Services, PSI Wireline, API Perforating, and Shack Energy Services. As such, Mr. Ramsey has established himself as a true “Oil Man” at a young age. Mr. Ramsey knows both sides of the oil business, from being hands on, to the financial planning. As a fourth-generation oil man, Mr. Ramsey has been taught the oil business from the ground up.

Mr. Ramsey’s qualifications to serve on our Board include his experience in the oil and gas industry.

Director and Officer Term of Office

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

Committees of the Board of Directors

The Board of Directors does not have any separately designated audit committee, compensation committee, or nominating committee. The functions of those committees are undertaken by our Board of Directors. The Board of Directors believes that the creation of these committees, at this time, would be cumbersome and constitute more form over substance insofar as there are only two directors and they perform those functions at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the SEC. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended February 28, 2018. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock, other than Mr. Benjamin Tran. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the SEC.

Item 11. Executive Compensation.

Compensation of Executives

During the year ended February 28, 2018, Chairman Patrick Norris did not receive any compensation. Mr. Ross Ramsey was paid a monthly salary of $5,540 from the Company, for an annual amount of $66,480. No other amounts were paid or benefits provided to Mr. Ross.

The Company does not provide any retirement, pension, profit sharing, insurance programs, long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees. The Company does not have any equity-based awards program for its directors, officers or employees.

Compensation of Directors

The current directors, each of whom is an executive officer, are not paid any director fees. Under our by-laws, directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of June 1, 2018 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of the company c/o Norris Industries, Inc., 5525 N. MacArthur Boulevard, Suite 280, Irving, TX 75038.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
5% Stockholders:
Patrick L. Riggs (4)	5,900,000	6.59%

Directors and Executive Officers:
Patrick L. Norris, President, Chairman, Board of Directors and CEO/CFO (2)	58,450,000	65.35%
Ross Henry Ramsey, President of the Oil and Gas Division, and Director (3)	2,000,000	2.21%
All directors and executive officers as a group (2 persons)	60,450,000	67.56%

(1)	Based on 89,433,013 shares of common stock outstanding as of June 27, 2018.
(2)	Excludes (i) the number of shares of common stock into which the 1,000,000 Series A Preferred Stock may be converted, which currently is 66,666,667 shares of common stock and (ii) the number of shares of common stock into which the aggregate of $1,550,000 convertible notes, owned by JBB Partners, LLC, may be converted which currently is 7,750,000 shares of common stock.
(3)	Excludes 720,000 unvested options issued to Mr. Ramsey.
(4)	This information is based upon the original August 11, 2017 Schedule 13D filed by Patrick Riggs and Riggs Capital. The address for Patrick Riggs is 10530 Normont Drive, Houston, TX 77070.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Mr. Ross Henry Ramsey is the President of our Oil and Gas Division and Director of the Company. Mr. Patrick Norris is the Chief Executive Officer, President and Chief Financial Officer of the Company.

International Western Oil Corp. (“IWO”)

Mr. Ramsey is the owner and sole officer of IWO. IWO serves as a Texas-licensed oil and gas operator and on-site consultant for the Company to provide the Company with operating support, full geology reports, on-site survey work, initial reserve analysis and additional geology consulting work on an as-needed basis.

During the year ended February 28, 2018, IWO contributed no capital to the Company. During the year ended February 28, 2017, IWO contributed $11,552 of capital to the Company.

During the year ended February 28, 2017, the Company paid IWO a total of $125,200 and starting in March 2017, paid the lease on the office space that the Company and IWO share in the amount of $2,333.35 per month.

On May 30, 2017, the Company’s affiliate, IWO sold its affiliate debt of $379,428 to Riggs Capital, Inc. which was converted to 5,900,000 common shares by Riggs in August 2017.

Series A Preferred Stock

On August 2, 2017, the Company entered into a modification of the secured, promissory note with JBB Partners, Inc., a company controlled by Mr. Patrick Norris, originally entered into on April 11, 2017 (“Note”). The principal amount was increased by $550,000, to a total of $750,000, and the maturity date for all the sums advanced was extended to July 28, 2018. The Note, as amended and extended, was modified to be convertible into the Series A Preferred Stock, which itself is convertible into Common Stock of the Company. The Company paid interest on the Note during fiscal year 2017 in the amount of $0 from April 2017 to February 21, 2018.

The Series A Preferred Stock has certain dividend, liquidation, voting and conversion rights. When and as declared by the Company’s Board of Directors, the holders of Series A Preferred Stock is entitled to participate prior to any dividends paid on the Company’s common stock. The Series A Preferred Stock Original Issuance Price is $0.75 per share. In the event of any liquidation, dissolution or winding up of the Company or any Deemed Liquidation Event (as defined in the Certificate of Designation), the holders of Series A Preferred Stock will be entitled to receive, prior to and in preference to the holders of Common Stock, an amount per share of Series A Preferred Stock equal to three (3) times the Series A Preferred Stock Original Issue Price, plus any declared but unpaid dividends thereon, which is the full principal amount of the Note of $750,000.

The Series A Preferred Stock will vote together with the Common Stock on an as-converted basis and not as a separate class, except as provided in the Certificate of Designation or required by law. The Company will not take the following actions, without the prior approval of the holders owning a majority of the issued and outstanding Series A Preferred Stock: (i) dissolve or liquidate the Company; (ii) amend, alter or repeal any provision of the Articles of Incorporation or bylaws of the Company in any manner that adversely affects the powers, privileges or preferences of the Series A Preferred Stock; (iii) reclassify, alter or amend any existing equity security of the Company that is pari passu with or junior to the Series A Preferred Stock; (iv) purchase or redeem any capital stock of the Company, other than (a) redemptions of or dividends or distributions on the Series A Preferred Stock as expressly authorized therein, (b) dividends or other distributions payable on the Common Stock solely in the form of additional shares of Common Stock, and (c) stock repurchased from former employees, directors or consultants in connection with the cessation of their employment/services, at the lower of fair market value or cost; (v) create or issue any debt security, if the aggregate indebtedness of the Company and its subsidiaries for borrowed money following such action would exceed $250,000; and (vi) enter into any transaction with a “related person” as defined in Item 404 of Regulation S-K under the Securities Exchange Act of 1934.

Holders of the Series A Preferred Stock have the right to convert shares of Series A Preferred Stock, at any time and from time to time, into such number of fully paid and non-assessable shares of Common Stock as is determined by the number of shares Series A Preferred Stock, divided by the product of (i) the Preferred Stock Conversion Price in effect at the time of conversion and (ii) 0.02. The “Preferred Stock Conversion Price” shall initially be equal to $0.75 (as an example: 10,000 shares of Series A Preferred Stock /(.75 x 0.02) will equal 666,666.66 shares of Common Stock). Such Preferred Stock Conversion Price shall be subject to adjustment as in the event of stock split, merger, reorganization and certain dividend and distribution. There is no mandatory conversion or redemption right by the Company.

JBB Partners (“JBB”) Loan Note

On December 28, 2017, the Company borrowed $1,550,000 from JBB to complete the purchases of a series of oil and gas leases. The loan has an interest rate of 3% per annum, has a maturity date of December 28, 2018 and is secured by all assets of the Company. The loan is convertible to the Company’s common stock at the conversion rate of $0.20 per share. On June 13, 2018, the Company entered into an amendment of its promissory note to JBB to extend the maturity date to September 30, 2019.

On June 26, 2018, the Company and JBB have entered into a modification of the existing Secured Promissory Note originally dated December 28, 2017 (‘Loan Note”), to add provisions to permit the Company to obtain advances under the Loan Note up to a maximum of $1,000,000. The maturity date of the original amount and all the advances is September 30, 2019.

Director Independence and Committees

Neither Mr. Ross Henry Ramsey nor Mr. Patrick Norris are considered independent because they are both executive officers of the Company, and, in case of Mr. Patrick Norris, hold beneficially more than 50% of the Company’s shares of common stock outstanding.

We do not currently have a separately designated audit, nominating or compensation committee. The regular function of these committees are handled by the board of directors.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services provided by GBH CPAs, PC and Anton & Chia, LLP for the audits of our annual financial statements for the years ended February 28, 2018 and 2017:

GBH CPAs, PC	Year Ended February 28, 2018
Audit Fees (1)	$39,595
Audit-Related Fees (2)	-
Tax Fees (3)	740
All Other Fees (4)	-

Total	$40,335

Anton & Chia, LLP	Year Ended February 28, 2017
Audit Fees (1)	$19,500
Audit-Related Fees (2)	-
Tax Fees (3)	1,500
All Other Fees (4)	-

Total	$21,000

(1)	Audit fees include professional services rendered for (i) the audit of our annual financial statements for the years ended February 28, 2018 and 2017 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees include professional services relating to preparation of the annual tax return.

(4)	Other fees include professional services for review of various filings and issuance of consents.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements

For a list of the financial information included herein, see the Index to Financial Statements on page 22.

(a)(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

(a)(3)	Exhibits

The list of Exhibits filed as part of this Form 10-K are set forth on the Exhibit Index immediately preceding the Exhibits and is incorporated herein by reference.

EXHIBITS – NORRIS INDUSTRIES, INC.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1(a)	Articles of Incorporation	S-1	3.1	6/3/2014

3.1(b)	Amendment to Articles of Incorporation (Change of Name, Increase in Capitalization, Creation of Blank Check Preferred)	8-K	3.1	2/26/2018

3.1(c)	Amendment to Articles of Incorporation (Creation of Series A Preferred Stock	8-K	3.2	2/26/2018

3.2	Bylaws	S-1	3.2	6/3/2014

10.1	Acquisition Agreement, dated May 4, 2015, by and among International Western Oil Corporation and Norris Industries, Inc.	8-K	2.1	5/20/2015

10.1	Assignment, Conveyance and Bill of Sale between the Company and Cerberus Production, LLC, dated July 29, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on October 18, 2016)	10-Q	10.1	10/18/2016

10.2	Retainer Amendment Agreement with International Western Oil, dated October 1, 2015	10-Q	10.1	1/14/2016

10.3	Promissory Note between Company and JBB Partners, LLC dated December 28, 2017, including modifications related to due date extension, and credit line terms and conditions.				X

10.4	Acquisition agreement of Jack County and Palo Pinto County Leases with Amen Oil LLC				X

10.5	Acquisition agreement of King County Ratliff Leases with Earthbound Resource LLC				X

21.1	List of Subsidiaries – Norris Petroleum, Inc.				X

31.1	Certification of Principal Executive Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

99.1	Reserve report of Bryant M. Mook, B.Sc. M.Eng				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Norris Industries, Inc.

Dated: June 27, 2018	By:	/s/ Patrick L Norris
Patrick L Norris
Chief Executive Officer, President and Chief Financial Officer (Duly Authorized, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick L Norris	Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and Chairman of Board	June 27, 2018
Patrick L Norris

/s/ Ross Henry Ramsey	President of the Oil and Gas Division and Director	June 27, 2018
Ross Henry Ramsey

