Form 10-Q
period 2018-05-31
Norris Industries, Inc.
filed 2018-07-16
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [ ]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of July 13, 2018, the registrant had 89,443,013 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

May 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORRIS INDUSTRIES, INC.

BALANCE SHEETS

(Unaudited)

	May 31, 2018	February 28, 2018
ASSETS
Current Assets
Cash	$205,725	$244,997
Accounts receivable - oil & gas	57,725	108,644
Accounts receivable - other	18,038	-
Total Current Assets	281,488	353,641

Oil and Gas Property - Full Cost Method
Properties subject to amortization	2,716,102	2,716,102
Less: accumulated depletion	(83,790)	(69,760)
Total Oil and Gas Property, net	2,632,312	2,646,342
Equipment, net	11,421	12,646
Total Assets	$2,925,221	$3,012,629

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$82,401	$43,020
Accounts payable and accrued expenses - related party	32,133	20,412
Total Current Liabilities	114,534	63,432

Convertible note payable - related party	1,550,000	1,550,000
Asset retirement obligations	86,462	76,657

Total Liabilities	1,750,996	1,690,089

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value per share 10,000,000 shares authorized:	-	-
Series A Convertible Preferred stock, 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 89,443,013 shares issued and outstanding	89,443	89,443
Additional paid-in capital	6,021,483	5,967,483
Accumulated deficit	(4,937,701)	(4,735,386)
Total Stockholder’s Equity	1,174,225	1,322,540

Total Liabilities and Stockholders’ Equity	$2,925,221	$3,012,629

The accompanying notes are an integral part of these financial statements.

NORRIS INDUSTRIES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MAY 31, 2018 AND 2017

(Unaudited)

	2018	2017

Revenues
Oil and gas sales	$126,072	$19,979
Total Revenues	126,072	19,979

Operating Expenses
Lease operating expenses	70,673	4,176
General and administrative expenses	220,933	311,417
Depletion, depreciation and accretion	25,060	2,815

Total Operating Expenses	316,666	318,408

Loss from Operations	(190,594)	(298,429)

Other Income (Expenses)
Interest expense	(11,721)	(3,000)
Total Other Income (Expense)	(11,721)	(3,000)

Net Loss	$(202,315)	$(301,429)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	89,443,013	48,805,143

The accompanying notes are an integral part of these financial statements.

NORRIS INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2018 AND 2017

(Unaudited)

	2018	2017
Cash Flow from Operating Activities
Net loss	$(202,315)	$(301,429)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, depreciation and accretion	25,060	4,024
Stock-based compensation	54,000	119,358
Changes in operating assets and liabilities:
Accounts receivable - oil & gas	50,919	1,371
Accounts receivable - other	(18,038)
Accounts payable and accrued expenses	39,381	3,000
Accounts payable and accrued expenses - related parties	11,721	-
Net Cash Used in Operating Activities	(39,272)	(173,676)

Cash Flow from Financing Activities
Proceeds from loan payable	-	200,000
Payments on related party advances	-	(15,487)
Proceeds from issuance of stock payable	-	20,000
Net Cash provided by Financing Activities	-	204,513

Net Increase (Decrease) in Cash	(39,272)	30,837

Cash – beginning of period	244,997	76,365

Cash – end of period	$205,725	$107,202

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

NORRIS INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization, Nature of Operations and Summary of Significant Accounting Policies

Norris Industries, Inc. (“NRIS” or the “Company”) (formerly International Western Petroleum, Inc.), was incorporated on February 19, 2014 as a Nevada corporation. The Company was formed to conduct operations in the oil and gas industry. The Company’s principal operating properties are in the Ellenberger formation in Coleman County, and in Jack and Palo-Pinto Counties. The Company’s production operations are all located in the State of Texas.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended February 28, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At May 31, 2018, $0 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

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

At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects. This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method. There was no ceiling test write-down recorded during the three months ended May 31, 2018 and 2017.

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

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on March 1, 2018, using the modified retrospective method applied to contracts that were not completed as of March 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While the Company does not expect fiscal year 2019 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning March 1, 2018. Refer to Note 3 – Revenue from Contracts with Customers for additional information.

The Company’s revenue is comprised entirely of revenue from exploration and production activities. The Company’s oil is sold primarily to wholesalers and others that sell product to end use customers. Natural gas is sold primarily to interstate and intrastate natural-gas pipelines, various end-users, local distribution companies, and natural-gas marketers. NGLs are sold primarily to various end-users. Payment is generally received from the customer in the month following delivery.

Contracts with customers have varying terms, including spot sales or month-to-month contracts, or contracts with a finite term, where the production from a well or group of wells is sold to one or more customers. The Company recognizes sales revenues for oil, natural gas, and NGLs based on the amount of each product sold to a customer when control transfers to the customer. Generally, control transfers at the time of delivery to the customer at a pipeline interconnect, the tailgate of a processing facility, or as a tanker lifting is completed. Revenue is measured based on the contract price, which may be index-based or fixed, and may include adjustments for market differentials and downstream costs incurred by the customer, including gathering, transportation, and fuel costs.

Revenues are recognized for the sale of the Company’s net share of production volumes. Sales on behalf of other working interest owners and royalty interest owners are not recognized as revenues. The company does not hedge nor forward sell any of its current production via derivative financial contracts.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to International Western Petroleum, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. For the three months ended May 31, 2018, the Company’s potentially dilutive shares, which include outstanding common stock options representing 1,440,000 common stock equivalents have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive. The Company did not have any potentially dilutive shares for the three months ended May 31, 2017.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

Subsequent Events

The Company evaluated all transactions from May 31, 2018, through the financial statement issuance date for subsequent event disclosure consideration.

Recently Adopted Accounting Pronouncements

See discussion of the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, above.

In August 2016, the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The Company adopted this standard on March 1, 2018, on a retrospective basis. There was no impact of the standard on the Company’s financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard on March 1, 2018, on a retrospective basis. There was no impact of the standard on the Company’s financial statements.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company expects to adopt ASU 2016-02 beginning March 1, 2019 and are in the process of assessing the impact that this new guidance is expected to have on our financial statements and related disclosures.

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

Note 3 – Revenue from Contracts with Customers

Change in Accounting Policy

The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, on March 1, 2018, using the modified retrospective method applied to contracts that were not completed as of March 1, 2018. Refer to Note 1 – Organization, Nature of Operations and Summary of Significant Accounting Policies for additional information.

Exploration and Production

There were no significant changes to the timing or valuation of revenue recognized for sales of production from exploration and production activities.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three months ended May 31, 2018:

Oil sales	$70,075
Natural gas sales	55,997
Natural gas liquids sales	-
Total revenue from customers	$126,072

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of February 28, 2018 or May 31, 2018.

Note 4 – Oil & Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the three months ended May 31, 2018:

	February 28, 2018	Additions	May 31, 2018

Oil and gas properties, subject to amortization	$2,646,878	$-	$2,646,878
Asset retirement costs	69,224	-	69,224
Accumulated depletion	(69,760)	(14,030)	(83,790)
Total oil and gas assets	$2,646,342	$(14,030)	$2,632,312

For the three months ended May 31, 2018 and 2017, the Company recorded depletion of $14,030 and $7,384, respectively, for production on proved properties. The Company recorded no impairment of its oil and gas properties during the three months ended May 31, 2018 and 2017.

Note 5 – Equipment

The Company’s fixed assets consisted of a used vehicle and has an estimated useful life of five years. Fixed assets consisted of the following at May 31, 2018 and February 28, 2018:

	May 31, 2018	February 28, 2018
Vehicle	$24,500	$24,500
Accumulated depreciation	(13,079)	(11,854)
Total	$11,421	$12,646

The Company recorded depreciation expense of $1,225 and $1,209, respectively, during the three months ended May 31, 2018 and 2017.

Note 6 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the three months ended May 31, 2018:

Asset retirement obligations as of February 28, 2018	$76,657
Additions	-
Current year revision of previous estimates	-
Accretion during the three months ended May 31, 2018	9,805
Asset retirement obligations as of May 31, 2018	$86,462

During the three months ended May 31, 2018 and 2017, the Company recognized accretion expense of $9,805 and $242, respectively.

Note 7 – Convertible Note Payable – Related Party

On December 28, 2017, the Company borrowed $1,550,000 from JBB (“Loan Note”) to complete the purchases of a series of oil and leases. The loan has an interest rate of 3% per annum, a maturity date of December 28, 2018 and is secured by all assets of the Company. The loan is convertible to the Company’s common stock at the conversion rate of $0.20 per share. On June 13, 2018, the Company entered into an amendment of its promissory note to JBB to extend the maturity date to September 30, 2019.

During the three months ended May 31, 2018, the Company recognized interest expense of $11,721 related to the $1,550,000 promissory note to JBB.

The balance of this promissory note was $1,550,000 at May 31, 2018, plus interest of $32,133 that is due at maturity.

On June 26, 2018, the Company and JBB entered into a modification of the existing Loan Note, to add provisions to permit the Company to obtain advances under the Loan Note up to a maximum of $1,000,000. The Company may request an advance in increments of $100,000 no more frequently than every 30 days, provided that it provides a description of the use of proceeds for the advance reasonably acceptable to JBB, and the Company is not otherwise in default of the Loan Note. The original loan amount and the advances are secured by all the assets of the Company and are convertible into common stock of the Company at the rate of $0.20 per share, subject to adjustment for any reverse and forward stock splits. The Loan Note may be repaid at any time, without penalty, however, any advance that is repaid before maturity may not be re-borrowed as a further advance. The maturity date of the original amount and all the advances is September 30, 2019.

Note 8 – Commitments and Contingencies

Office Lease

In March 2015, the Company entered into an amendment to extend the term of its office lease to August 31, 2018. The obligation under this lease extension for the remainder of its term is approximately $7,000. During the three months ended May 31, 2018, the Company had total rent expense of $5,543.

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

Note 9 – Equity

Preferred Stock

As of May 31, 2018, and February 28, 2018, the Company had 1,000,000 shares of its Series A Convertible Preferred Stock issued and outstanding.

Holders of the Series A Convertible Preferred Stock have the right to convert shares of Series A Convertible Preferred Stock, at any time and from time to time, into such number of fully paid and non-assessable shares of common stock as is determined by the number of shares Series A Convertible Preferred Stock, divided by the product of (i) the Preferred Stock Conversion Price in effect at the time of conversion and (ii) 0.02. The “Preferred Stock Conversion Price” is initially equal to $0.75 which will equal 666,666.66 shares of common stock upon conversion. The Preferred Stock Conversion Price is subject to adjustment in the event of a stock split, merger, reorganization and certain dividend and distribution events. There is no mandatory conversion or redemption right by the Company.

Common Stock

As of May 31, 2018 and February 28, 2018, the Company had 89,443,013 shares of its common stock outstanding.

Stock Option

During the year ended February 28, 2018, the Company granted two of its officer’s options to purchase a total of 1,440,000 shares the Company’s common stock with an exercise price of $0.01 per share, a term of 2 years until August 3, 2019, and a vesting period of 2 years. The options have an aggregate fair value of $431,956 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.34%; (2) expected life of 2 years; (3) expected volatility of 482.51%; and (4) zero expected dividends.

The fair value of all options issued and outstanding are being amortized over their respective vesting periods. These options had an intrinsic value of $367,200 as of May 31, 2018. During the three months ended May 31, 2018, the Company recorded total option expense of $54,000 related to the vesting of these options. The unrecognized compensation expense on these options at May 31, 2018 was $251,956. As of May 31, 2018, these options have a remaining life of 1.18 years.

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

Overview

Norris Industries, Inc. (“NRIS” or the “Company”) (formerly International Western Petroleum, Inc.) was incorporated on February 19, 2014, as a Nevada corporation and is headquartered in Irving, Texas. The Company was formed to conduct operations in the oil and gas industry, and currently focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. On May 4, 2015, the Company acquired significant working interests from the Bend Arch Lion 1A and the Bend Arch Lion 1B Joint Ventures in Coleman County of Texas, encompassing a total production of 7 producing oil and gas wells on a total of 380 acres out of 777-acre leaseholds showing proven recoverable reserves of approximately 416.34 Mbbl and 317.45 MMcf as of March 1, 2017. We believe that the Bend Arch Lion 1A and 1B Joint Ventures are parts of the total 777-acre leaseholds that have not been fully explored. In fiscal year 2018, the Company, together with its affiliated operator; International Western Oil Corporation (“IWO”), have undertaken basic maintenance of the oil and gas wells, with a total of 8 gross wells in production in the Midland area. The Company also manages the 45-acre Marshall Walden joint venture with 8 Woodbine Sand oil wells in Kilgore City, Texas, and acquired a 640-acre leasehold with 3 oil wells (non-producing) from the multi-zone Ratliff property in King County, thus setting a foothold in the Eastern Permian Basin of Texas. The Company, in fiscal year 2018, also purchased producing oil and gas mineral leases, in the Texas counties of Jack and Palo-Pinto in North Central Western part of Texas. The lease was for 20 oil & gas wells on 2,790 gross acres with majority working and operating interest with daily production of 50+ barrels of oil equivalent (“BOE”). Currently, NRIS holds approximately 4,200 total gross acres in leaseholds in various areas of North Central Texas region. The Company plans to acquire additional leaseholds in the future.

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

Our Business Strategy

We are an Exploration and Production (“E&P”) oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. The Company is currently managed by business and oil and gas exploration veterans who specialize in the oil and gas acquisition and exploration markets of the Central West Texas region. The Company’s goal is to tap into the high potential leases of the Central West Texas region of the United States, aiming to unlock its potential, specifically in the prolific Bend Arch-Fort Worth region. This area is approximately 120 miles long and 40 miles wide running from Archer County, Texas in the north to Brown County, Texas in the south. The Company is also looking at other acquisition opportunities in the Permian Basin, West Texas, East Texas and South Texas region.

Management believes that focusing on the development of existing small producing fields is one of the key differentiators of the Company. Oil and natural gas reserve development is a technologically oriented industry. Management believes that the use of current technology has greatly increased the success rate of finding commercial oil or natural gas deposits. In this context, success means the ability to make an oil/gas well that produces a commercialized quantity of hydrocarbons. In general, the Company expects to conduct 3D Seismic surveys to determine more accurate drilling locations and drilling depths beside its initial georadiometry technology application via its last 10 drilling projects. For short-term cash flow enhancement, the Company plans to seek large-reserve oil and gas properties with low production to acquire at the lowest cost possible and then implement effective Enhanced Oil Recovery (“EOR”) methods to improve its current revenues and assets. For long-term cash flow enhancement, the Company plans to identify larger and more mature production opportunities while selecting capital and strategic operating partners to buyout via the Company’s strategic joint venture partnerships, thus significantly increasing production via additional drilling and its EOR implementations.

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

Maintain positive equity Balance Sheet to our Execute Growth Plan. Our management team is focused on maintaining its positive asset balance sheet since this gives it the ability to increase borrowing capacity and access to capital markets, to provide us with a liquidity level to execute continued growth in assets and revenues.

Our operation strategy is to identify “prime time” hydrocarbon land leases in Texas with in-depth studies and develop proven reserves via drilling new wells and re-entering existing low production wells to maximize production and enhance valuation of our production assets. We also plan to position the Company by growing our management team with added petroleum experts in the United States to partner up with other oil and gas players once we have established our business to positive cash flow from our existing presence in the Texas oil field markets and apply current exploration technology on our new leases.

Our management’s experience in the petroleum markets and our ability to contract experienced geology expertise, allows us to identify and secure acreage with high potential reserves. Management believes that the Company’s near future prospects as a public company are attractive, even if our current business is still small and at a risky stage of transition and development.

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

Visionary Management Team. With experience in key aspects of the development of resource plays, our management team includes a 4th generation oil man and oil field supplier with business skills that have decades of combined experience in the industry and a commitment of creating shareholder value via an acquisition strategy. We also consult with geologists, engineers, and other professionals to execute on our business vision.

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

At NRIS, we focus on core basic field EOR management practices and contract outside experts to provide us the understanding of complex mineralogy in shale reservoirs to better determine zones prone to fracture stimulation. This technology can suggest where to frack by providing us with available data to deliver us a greater chance of success. Our field engineers, geologists and petrophysicists work together for better drilling decisions.

Sales Strategy

Abilene, Texas, is the closest city with oil handling and sales firms. Our sales strategy in relation to spot pricing will be to produce less when the sales price is lower and produce more when the sales price is higher. To maintain the lowest production cost, we will aim to have our inventory be virtually zero. Our E&P core team has business relationships with BML, Transport Oil, Lion Oil Trading & Transportation, for oil sales as well as WTG Jameson for gas sales. The Company entered into production agreements with BML, Lion Oil and WTG Jameson so that, as our tier 1 buyer, they can handle pick-up and sales of our crude oil stock to refineries and gas via local gas pipelines.

As such, crude oil will be picked up from our leases as needed during the calendar month. At the end of the month the crude total sales will be tallied by lease and the 30-day average of the daily closing of oil will be tabulated. On or about the 25th of the following month the proceeds checks will be issued to the financial parties of record.

Operational Plans

During fiscal year 2018, the Company was in a period of transition as result of our change of control. During this time, we actively looked for large-reserve oil and gas concessions with existing production to acquire and are now positioned to raise enough capital via equity or debt financing options to meet our operational goals in fiscal year 2019.

Based on management’s general management and petroleum exploration experience as well as its geology expertise, the Company believes it has the ability to identify high potential acreage and high production fields and to secure such.

The Company has recently shifted its E&P plan on regional acquisition(s) to a focus in the North Texas and Permian Basin region. This region has been producing oil continuously for nearly 100 years and the U.S. Geological Survey (“USGS”) has recently announced that this region has the largest estimate of continuous oil production that it has ever assessed. Our area of interest is production locations in Texas but outside of the Texas Permian Basin market where property prices are too high for a smaller player as a result of USGS estimates that there are 20 billion barrels of undiscovered, technically recoverable oil.

The Company has started a new, revised acquisition model which is based on a concept that has been proven in the past to be an effective and successful path of development for many other well- known E&P players:

a)	the financed acquisition of mature smaller oil fields that have potential for instituting EOR incremental production processes; and

b)	Develop strategic partnerships with existing operators to share production increases garnered through the implementation of this EOR plan.

Since the fourth quarter of fiscal year 2018, the Company has reviewed several acquisition candidates in the greater West Permian Basin, Central and South Texas regions. After identifying any new prospect, additional research and evaluation was carried out using our personal contacts, geologists, 3D seismic, satellite hydrocarbon imaging, production data and other available resources to glean information and data in order to make an acquisition decision. Our operational plan after each acquisition is to increase production of the acquired oil and gas properties using current technologies with a designated budget pre-approved by the Company’s senior management team. In December 2017, the Company acquired certain leases in Jack County and Palo Pinto County in Texas (discussed further below).

The Company has plans to implement a cost effective operating budget for each exploration project associated with our acquisition project and each budget will vary depending on the total depth of drilling and whether it is a new drilling or a re-entry. For each project, the Company plans on hiring selected operators to work under the close supervision of a core team of Company geologists, engineers and scientists.

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

The Company will apply selective leading edge EOR technologies from technology vendors to improve existing production after each future acquisition.

Completed Acquisitions with Production Enhancement Programs

To date, the Company has prospected and completed several exploration and acquisition projects:

The Bend Arch Lion 1A JV, Coleman County, TX:

This drilling joint venture is a 160-acre leasehold having four producing wells which were drilled by our Texas-based operating partner International Western Oil. This field has been surveyed with high quality proven reserves encompassing several pay zones highlighted by the Gray Sand, the Palo Pinto, and in some instances the Ellenburger pay zone. On May 4, 2015, the Company acquired a 39.5% working interest from IWO in the Bend Arch Lion 1A Joint Venture (the Pittard Bend Arch White property encompassing 160 acres – State ID# 21488) (the “1A Venture”.)

As of May 31, 2018, the 1A Venture property had four (4) gross oil and gas wells (1.58 net wells). The initial production of this property started in April 2014.

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

The Bend Arch Lion 1B JV, Coleman County, TX:

This drilling joint venture is a 220-acre leasehold having 6 new producing wells which were drilled by our Texas-based operating partner International Western Oil. In May 2015, the Company acquired working interests of this leasehold which has been surveyed with high quality proven reserves encompassing several pay zones highlighted by the Gray Sand and in some instances the Ellenburger pay zone. At the moment, the leasehold has 3 producing wells coming from the Gray Sand formation and 3 producing wells coming from the Ellenberger formation. On May 4, 2015, the Company acquired a 46% working interest in the Bend Arch Lion 1B Joint Venture (the Pittard Bend Arch Red property encompassing 220 acres - State ID# 13121) (the “1B Venture”).

As of May 31, 2018, the 1B Venture property had six (6) gross oil and gas wells (3 net wells). The initial production of this property started in March 2015.

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

As of May 31, 2018, the Marshall Walden property had six (6) gross oil and gas wells (0.6 net wells) which are active, plus two (2) injection wells. The initial production of this property started in September 2016.

The Ratliff Property, King County, TX:

As of December 6, 2016, the Company acquired, in a series of payments that totaled $100,000, a 640 acres oil and gas lease and also 3D Seismic data for 340 acres of the leasehold acreage acquired in King County, Texas. This acquisition represented a 100% working interest with a 70% net revenue interest on leasehold acreage in King County, Texas, with additional options to lease up to 800 acres of adjoining acreage with 3D seismic data. The 640-acre leasehold comes with an existing tank facility for the production of oil, natural gas, and water. There is also a full injection wellbore set in place that is equipped. There have been five (5) wellbores drilled on this lease dating back to the 1970s, and these previous wellbores ranged from 4800ft – 6200ft in total depth, with three (3) different prolific hydrocarbon formations.

Prior management believed that this acquisition would create an initial small foothold for us in the Eastern Permian Basin. Within depth studying of the 3D seismic data, we believe there are up to eight (8) proven undeveloped locations (“PUDs”) throughout the lease’s acreage. Management also believes that the Company can best take full advantage of the complete 3D Seismic data available and should be able to drill wellbores in favorable locations. The Company plans to drill a test pilot hole in order to obtain Ellenbuger pay zone samples and complete the Canyon Reef pay zone at 6,700 ft on one wellbore and access a full log review to determine if there is a window to drill a horizontal leg. The Company also plans to turn on 3 wellbores that are producers via extended re-entry method. As of February 28, 2018, the Ratliff property had minimal production but had substantial potential value in several proved developed not producing (“PDNP”) wells based on the Company’s year-end reserve analysis.

The Stuart Leases of Jack and Palo-Pinto Counties Property

The Jack Palo-Pinto County Stuart Oil Leases were purchased on December 28, 2017 for $1,600,000 in cash and have twenty (20) gross oil and gas wells (15 net wells) which the management is operating production on its properties and produced well over 1,500 gross barrels of oil equivalent since the purchase date until February 28, 2018.

Results of Operations

Comparison of the Three Months Ended May 31, 2018 with the Three Months Ended May 31, 2017

Revenues

The Company generated revenues of $126,072 from oil and gas sales for the three months ended May 31, 2018, as compared to $19,979 for the three months ended May 31, 2017. The increase in revenues mainly came from revenues from the oil and gas properties that we acquired at the end of fiscal year 2018.

Operating Expenses

Operating expenses for the three months ended May 31, 2018 and 2017 were $316,666 and $318,408, respectively. Our lease operating expenses increased by $66,497, primarily related to the additional lease operating expenses incurred from the oil and gas properties that we acquired at the end of fiscal year 2018. Our general and administrative expense decreased by $90,484, primarily because we reduced overhead costs and implemented cost cutting measures. Our depletion, depreciation and accretion expense increased by $22,245, primarily related to additional production related to the oil and gas properties that we acquired at the end of fiscal year 2018

Other Income (Expense)

For the three months ended May 31, 2018 and 2017, the Company recorded interest expense of $11,721 and $3,000 related to outstanding debts.

Net Loss

We had a net loss in the amount of $202,315 for the three months ended May 31, 2018, compared to a net loss of $301,429 for the three months ended May 31, 2017. The decrease was primarily related to additional revenues from the oil and gas properties that we acquired at the end of 2018 and cost controls implemented by our new owner.

Liquidity and Capital Resources

As of May 31, 2018, the Company had cash in hand of $205,725.

Net cash used by operating activities during the three months ended May 31, 2018 was $39,272, compared to cash used in operating activities of $173,676 for the same period in 2017. The decrease was mainly related to us being able to better control our operating expenses in the current period.

There was no cash used or provided by financing activities during the three months ended May 31, 2018. Net cash provided by financing activities during three months ended May 31, 2017 was $204,513. During the three months ended May 31, 2017, we borrowed $200,000 and sold common stock for proceeds of $20,000.

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

The Company currently has a secured, convertible note entered into effective December 28, 2017, which is secured by all the assets of the Company. The note is issued to an affiliate of the Chief Executive Officer of the Company, and the holder of the note is a controlling majority shareholder of the Company. The existence of the notes, as well as the security interest, may limit the opportunity to raise financing that requires a security interest or would suffer dilution because of the convertibility of the notes. Additionally, the note is convertible into shares of common stock of the Company, which if converted will cause a substantial dilution to the equity of the outstanding Common Stock. On February 26, 2018, the note holder converted its prior note for $750,000, that was due July 28, 2018, into 1,000,000 Series A Preferred Stock. The note for $1,550,000 was extended to September 30, 2019 from the original due date of December 28, 2018. On June 26, 2018, the Company and JBB entered into a modification of the existing Secured Promissory Note originally dated December 28, 2017 (“Loan Note”), to add provisions to permit the Company to obtain advances under the Loan Note up to a maximum of $1,000,000. The Company may request an advance in an amount of $100,000 no more frequently than every 30 days, provided that it provides a description of the use of proceeds for the advance reasonably acceptable to JBB, and the Company is not otherwise in default of the Loan Note. The original loan amount and the advances are secured by all the assets of the Company and are convertible into common stock of the Company at the rate of $0.20 per share, subject to adjustment for any reverse and forward stock splits. The Loan Note may be repaid at any time, without penalty, however, any advance that is repaid before maturity may not be re-borrowed as a further advance. The maturity date of the original amount and all the advances is September 30, 2019.

Off-Balance Sheet Arrangements

As of May 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2018 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2018 annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2018 (the “2018 10-K”), together with all of the other information included in this report, before investing in our common stock. Those risks and uncertainties encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described. Risks that we do not know about could occur and issues we now view as minor could become more important. If any of these risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities

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

Norris Industries, Inc.

Date: July 13, 2018	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer) and Chairman of Board

Date: July 13, 2018	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
President of the Oil and Gas Division and Director

