Form 10-Q
period 2018-08-31
Norris Industries, Inc.
filed 2018-10-12
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55695

Norris Industries, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-5034746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 Palo Pinto St. Suite B Weatherford, Texas	76086
(Address of principal executive offices)	(Zip Code)

(855) 809-6900

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, emerging growth company, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” , “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of October 12, 2018, the registrant had 89,443,013 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

August 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORRIS INDUSTRIES, INC.

BALANCE SHEETS

(Unaudited)

	August 31, 2018	February 28, 2018
ASSETS
Current Assets
Cash	$69,912	$244,997
Accounts receivable - oil & gas	130,669	108,644
Accounts receivable - other	33,359	-
Total Current Assets	233,940	353,641

Oil and Gas Property - Full Cost Method
Properties subject to depletion	2,716,102	2,716,102
Less: accumulated depletion	(97,756)	(69,760)
Total Oil and Gas Property, net	2,618,346	2,646,342

Equipment, net	10,196	12,646
Total Assets	$2,862,482	$3,012,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$60,808	$43,020
Accounts payable and accrued expenses - related party	44,141	20,412
Total Current Liabilities	104,949	63,432

Convertible note payable - related party	1,650,000	1,550,000
Asset retirement obligations	88,564	76,657
Total Liabilities	1,843,513	1,690,089

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized:
Series A Convertible Preferred stock, 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized, 89,443,013 shares issued and outstanding	89,443	89,443
Additional paid-in capital	6,075,483	5,967,483
Accumulated deficit	(5,146,957)	(4,735,386)
Total Stockholders’ Equity	1,018,969	1,322,540
Total Liabilities and Stockholders’ Equity	$2,862,482	$3,012,629

The accompanying notes are an integral part of these financial statements.

NORRIS INDUSTRIES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2018 AND 2017

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017

Revenues
Oil and gas sales	$147,891	$18,683	$273,963	$38,662

Total Revenues	147,891	18,683	273,963	38,662

Operating Expenses
Lease operating expenses	56,079	15,597	126,752	19,773
General and administrative	271,767	575,191	492,700	902,095
Depletion, depreciation and accretion	17,293	2,902	42,353	5,717

Total Operating Expenses	345,139	593,690	661,805	927,585

Loss from Operations	(197,248)	(575,007)	(387,842)	(888,923)

Other Income (Expense)
Loss on extinguishment of debt	-	(1,228,322)	-	(1,228,322)
Interest expense – related party	(12,008)	-	(23,729)	(3,000)

Total Other Expense	(12,008)	(1,228,322)	(23,729)	(1,231,322)

Net Loss	$(209,256)	$(1,803,329)	$(411,571)	$(2,120,245)

Net loss per common share - basic and diluted	$(0.00)	$(0.03)	$(0.00)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	89,443,013	61,539,926	89,443,013	55,172,535

The accompanying notes are an integral part of these financial statements.

NORRIS INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2018 AND 2017

(Unaudited)

	2018	2017

Cash Flows from Operating Activities
Net loss	$(411,571)	$(2,120,245)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, depreciation and accretion	42,353	8,161
Share-based compensation	108,000	496,361
Loss on extinguishment of debt	-	1,228,322
Changes in operating assets and liabilities
Accounts receivable - oil and gas	(22,025)	(2,342)
Accounts receivable - other	(33,359)	-
Accounts payable and accrued expenses	17,788	1,000
Accounts payable and accrued expenses - related party	23,729	-

Net Cash used in Operating Activities	(275,085)	(388,743)

Cash Flows from Investing Activities
Deposit on purchase of oil and gas properties	-	(195,320)

Net Cash used in Investing Activities	-	(195,320)

Cash Flows from Financing Activities
Proceeds from loan payable - related party	100,000	700,000
Proceeds from sale of common stock	-	345,000
Common stock subscribed	-	20,000

Net Cash provided by Financing Activities	100,000	1,065,000

Net Increase (Decrease) in Cash	(175,085)	480,937
Cash - beginning of period	244,997	76,365

Cash - end of period	$69,912	$557,302

Supplemental Cash Flows Information
Interest paid	$-	$-
Income tax paid	$-	$-

Noncash Investing and Financing Activities
Common stock issued for conversion of debt	$-	$59,000

The accompanying notes are an integral part of these financial statements.

NORRIS INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization, Nature of Operations and Summary of Significant Accounting Policies

Norris Industries, Inc. (“NRIS” or the “Company”) (formerly International Western Petroleum, Inc.), was incorporated on February 19, 2014 as a Nevada corporation. The Company was formed to conduct operations in the oil and gas industry. The Company’s principal operating properties are in the Ellenberger formation in Coleman County, Texas, and in the Jack and Palo-Pinto Counties, Texas. The Company’s production operations are all located in the State of Texas.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At August 31, 2018, $0 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

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

Dispositions of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil, in which case the gain or loss is recognized in the statement of operations.

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

At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects. This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method. There was no ceiling test write-down recorded during the six months ended August 31, 2018 and 2017.

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

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on March 1, 2018, using the modified retrospective method applied to contracts that were not completed as of March 1, 2018. Under the modified retrospective method, prior period financial positions and results were not adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While the Company does not expect fiscal year 2019 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning March 1, 2018. Refer to Note 3 – Revenue from Contracts with Customers for additional information.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to the Company’s common shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. For the six months ended August 31, 2018, the Company’s potentially dilutive shares, which include outstanding common stock options representing 1,440,000 common stock equivalents have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive. The Company did not have any potentially dilutive shares for the six months ended August 31, 2017.

Subsequent Events

On October 11, 2018, the Company entered into an amendment of its promissory note to JBB to extend the maturity date to December 31, 2019.

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

In August 2017, the FASB issued ASU 2017-09, Modification Accounting for Share-Based Payment Arrangements. The standard amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The new standard is effective for fiscal years beginning after December 15, 2017. There was no impact on the financial statements of adopting this new standard on March 1, 2018.

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

Note 2 – Revenue from Contracts with Customers

Change in Accounting Policy

The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, on March 1, 2018, using the modified retrospective method applied to contracts that were not completed as of March 1, 2018. Refer to Note 1 – Organization, Nature of Operations and Summary of Significant Accounting Policies for additional information.

Exploration and Production

There were no significant changes to the timing or valuation of revenue recognized for sales of production from exploration and production activities.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and six months ended August 31, 2018:

	Three Months Ended August 31, 2018	Six Months Ended August 31, 2018

Oil sales	$57,755	$127,830
Natural gas sales	90,136	146,133
Natural gas liquids sales	-	-
Total revenue from customers	$147,891	$273,963

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of August 31, 2018 or February 28, 2018.

Note 3 – Oil & Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the six months ended August 31, 2018:

	February 28, 2018	Additions	August 31, 2018

Oil and gas properties, subject to amortization	$2,646,878	$-	$2,646,878
Asset retirement costs	69,224	-	69,224
Accumulated depletion	(69,760)	(27,996)	(97,756)
Total oil and gas assets	$2,646,342	$(27,996)	$2,618,346

For the six months ended August 31, 2018 and 2017, the Company recorded depletion of $27,996 and $5,227, respectively, for production on proved properties. For the three months ended August 31, 2018 and 2017, the Company recorded depletion of $13,966 and $2,157, respectively, for production on proved properties. The Company recorded no impairment of its oil and gas properties during the three and six months ended August 31, 2018 and 2017.

Note 4 – Equipment

The Company’s fixed asset consisted of a used vehicle and has an estimated useful life of five years. Fixed assets consisted of the following at August 31, 2018 and February 28, 2018:

	August 31, 2018	February 28, 2018

Vehicle	$24,500	$24,500
Accumulated depreciation	(14,304)	(11,854)
Total	$10,196	$12,646

The Company recorded depreciation expense of $2,450 and $2,444, respectively, during the six months ended August 31, 2018 and 2017. The Company recorded depreciation expense of $1,225and $1,235, respectively, during the three months ended August 31, 2018 and 2017.

Note 5 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the six months ended August 31, 2018:

Asset retirement obligations as of February 28, 2018	$76,657
Additions	-
Current year revision of previous estimates	-
Accretion during the six months ended August 31, 2018	11,907
Asset retirement obligations as of August 31, 2018	$88,564

During the six months ended August 31, 2018 and 2017, the Company recognized accretion expense of $11,907 and $490, respectively. During the three months ended August 31, 2018 and 2017, the Company recognized accretion expense of $2,102 and $248, respectively.

Note 6 – Convertible Note Payable – Related Party

On December 28, 2017, the Company borrowed $1,550,000 from JBB Partners (“JBB”) to complete the purchases of a series of oil and gas leases (“Loan Note”). The loan has an interest rate of 3% per annum, a maturity date of December 28, 2018 and is secured by all assets of the Company. The loan is convertible into the Company’s common stock at the conversion rate of $0.20 per share. On October 11, 2018, the Company entered into an amendment of its promissory note to JBB to extend the maturity date to December 31, 2019.

On June 26, 2018, the Company and JBB entered into a modification of the existing Loan Note, to add provisions to permit the Company to obtain advances under the Loan Note up to a maximum of $1,000,000. The Company may request an advance in increments of $100,000 no more frequently than every 30 days, provided that (i) it provides a description of the use of proceeds for the advance reasonably acceptable to JBB, and (ii) the Company is not otherwise in default of the Loan Note. The original loan amount and the advances are secured by all the assets of the Company and are convertible into common stock of the Company at the rate of $0.20 per share, subject to adjustment for any reverse and forward stock splits. The Loan Note may be repaid at any time, without penalty, however, any advance that is repaid before maturity may not be re-borrowed as a further advance. The maturity date of the original amount and all the advances were extended to December 31, 2019.

During the six months ended August 31, 2018, JBB advanced an additional $100,000 to the Company and the Company recognized interest expense of $23,729 related to the $1,650,000 promissory note to JBB during that period. During the three months ended August 31, 2018 and 2017, the Company recognized interest expense of $12,008 and $0, respectively.

The balance of this promissory note was $1,650,000 at August 31, 2018, plus accrued interest of $44,141.

Note 7 – Commitments and Contingencies

Office Lease

In March 2015, the Company entered into an amendment to extend the term of its office lease to August 31, 2018. During the six months ended August 31, 2018, the Company had total rent expense of $12,919. As of September 1, 2018, the Company did not renew its Dallas office lease, and moved to the offices of International Western Oil Corp. (“IWO”), a related party, in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the King County, Texas lease acreage, 640 acres are due to expire in June 2021. The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. Where the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases if possible.

Note 8 – Equity

Preferred Stock

As of August 31, 2018, and February 28, 2018, the Company had 1,000,000 shares of its Series A Convertible Preferred Stock issued and outstanding.

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

Common Stock

As of August 31, 2018 and February 28, 2018, the Company had 89,443,013 shares of its common stock outstanding.

Stock Option

During the year ended February 28, 2018, the Company granted two officers options to purchase a total of 1,440,000 shares the Company’s common stock with an exercise price of $0.01 per share, with a term of 2 years which expire on August 3, 2019, and are subject to a vesting period of 2 years. The options have an aggregate fair value of $431,956 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.34%; (2) expected life of 2 years; (3) expected volatility of 482.51%; and (4) zero expected dividends.

The fair value of all options issued and outstanding are being amortized over their respective service periods, which equal their vesting periods. These options had an intrinsic value of $273,600 as of August 31, 2018. During the six months ended August 31, 2018, the Company recorded total option expense of $108,000 related to the vesting of these options. The unrecognized compensation expense on these options at August 31, 2018 was $197,956. As of August 31, 2018, these options have a remaining life of 0.92 years and there are 720,000 options exercisable.

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

Overview

Norris Industries, Inc. (“NRIS” or the “Company”) (formerly International Western Petroleum, Inc.) was incorporated on February 19, 2014, as a Nevada corporation and is headquartered in Weatherford, Texas. The Company was formed to conduct operations in the oil and gas industry, and currently focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. On August 4, 2015, the Company acquired significant working interests from the Bend Arch Lion 1A and the Bend Arch Lion 1B Joint Ventures in Coleman County of Texas, encompassing a total production of 7 producing oil and gas wells on a total of 380 acres out of 777-acre leaseholds showing proven recoverable reserves of approximately 416.34 Mbbl and 317.45 MMcf as of March 1, 2017. We believe that the Bend Arch Lion 1A and 1B Joint Ventures are parts of the total 777-acre leaseholds that have not been fully explored. In fiscal year 2018, the Company, together with its affiliated operator International Western Oil Corporation (“IWO”), have undertaken basic maintenance of the oil and gas wells, with a total of 8 gross wells in production in the Midland area. The Company also manages the 45-acre Marshall Walden joint venture with 8 Woodbine Sand oil wells in Kilgore City, Texas, and acquired a 640-acre leasehold with 3 oil wells (non-producing) from the multi-zone Ratliff property in King County, Texas, thus setting a foothold in the Eastern Permian Basin of Texas. The Company, in fiscal year 2018, also purchased producing oil and gas mineral leases, in the Texas counties of Jack and Palo-Pinto in north central and western part of Texas. The lease was for 20 oil & gas wells on 2,790 gross acres with majority working and operating interest with daily production of 50 barrels of oil equivalent (“BOE”). Currently, NRIS holds approximately 4,200 total gross acres in leaseholds in various areas of North Central Texas region. The Company plans to acquire additional leaseholds in the future.

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

Our Business Strategy

We are an Exploration and Production (“E&P”) oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. The Company is currently managed by business and oil and gas exploration veterans who specialize in the oil and gas acquisition and exploration markets in the Central West Texas region. The Company’s goal is to tap into the high potential leases of the Central West Texas region of the United States, aiming to unlock its potential, specifically in the prolific Bend Arch-Fort Worth region. This area is approximately 120 miles long and 40 miles wide running from Archer County, Texas in the north to Brown County, Texas in the south. The Company is also seeking other potential acquisition opportunities with those located in the Permian Basin, West Texas, East Texas, and South Texas regions the primary targets.

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

Given the over-all recovery of energy commodity prices, especially higher oil and gas prices, our management’s experience in the petroleum markets and our ability to contract experienced geology expertise, allows us to identify, and secure acreage with high potential reserves. Management believes that the Company near future prospects as a public company are attractive, even if our current business is still small, and at a risky stage of transition and development.

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

Completed Acquisitions with Production Enhancement Programs

To date, the Company has prospected and completed several exploration and acquisition projects:

The Bend Arch Lion 1A JV, Coleman County, TX:

This drilling joint venture is a 160-acre leasehold having four producing wells which were drilled by our Texas-based operating partner International Western Oil (“IWO”). This field has been surveyed with high quality proven reserves encompassing several pay zones highlighted by the Gray Sand, the Palo Pinto, and in some instances the Ellenburger pay zone. On August 4, 2015, the Company acquired a 39.5% working interest from IWO in the Bend Arch Lion 1A Joint Venture (the Pittard Bend Arch White property encompassing 160 acres – State ID# 21488) (the “1A Venture”.)

As of August 31, 2018, the 1A Venture property had four (4) gross oil and gas wells (1.58 net wells). The initial production of this property started in April 2014.

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

The Bend Arch Lion 1B JV, Coleman County, TX:

This drilling joint venture is a 220-acre leasehold having 6 new producing wells which were drilled by our Texas-based operating partner International Western Oil. In August 2015, the Company acquired working interests of this leasehold which has been surveyed with high quality proven reserves encompassing several pay zones highlighted by the Gray Sand and in some instances the Ellenburger pay zone. At the moment, the leasehold has 3 producing wells coming from the Gray Sand formation and 3 producing wells coming from the Ellenberger formation. On August 4, 2015, the Company acquired a 46% working interest in the Bend Arch Lion 1B Joint Venture (the Pittard Bend Arch Red property encompassing 220 acres - State ID# 13121) (the “1B Venture”).

As of August 31, 2018, the 1B Venture property had six (6) gross oil and gas wells (3 net wells). The initial production of this property started in March 2015.

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

As of August 31, 2018, the Marshall Walden property had six (6) gross oil and gas wells (0.6 net wells) which are active, plus two (2) injection wells. The initial production of this property started in September 2016.

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

Prior management believed that this acquisition would create an initial small foothold for us in the Eastern Permian Basin. Within depth studying of the 3D seismic data, we believe there are up to eight (8) proven undeveloped locations (“PUDs”) throughout the lease’s acreage. Management also believes that the Company can best take full advantage of the complete 3D Seismic data available and should be able to drill wellbores in favorable locations. The Company plans to drill a test pilot hole in order to obtain Ellenbuger pay zone samples and complete the Canyon Reef pay zone at 6,700 ft on one wellbore and access a full log review to determine if there is a window to drill a horizontal leg. The Company also plans to turn on 3 wellbores that are producers via extended re-entry method. As of August 31, 2018 and February 28, 2018, the Ratliff property had minimal production but had substantial potential value in several proved developed not producing (“PDNP”) wells based on the Company’s year-end reserve analysis.

The Stuart Leases of Jack and Palo-Pinto Counties Property

The Jack Palo-Pinto County Stuart Oil Leases were purchased on December 28, 2017 for $1,600,000 in cash and have twenty (20) gross oil and gas wells (15 net wells) which the management is operating production on its properties and produced well over 2,500 gross barrels of oil equivalent since the purchase date until August 31, 2018.

Results of Operations

Comparison of the Three Months Ended August 31, 2018 with the Three Months Ended August 31, 2017

Revenues

The Company generated revenues of $147,891 from oil and gas sales for the three months ended August 31, 2018, compared to $18,683 for the three months ended August 31, 2017. The increase in revenues mainly came from revenues from the oil and gas properties that we acquired at the end of fiscal year 2018.

Operating Expenses

Operating expenses for the three months ended August 31, 2018 and 2017 were $345,139 and $593,690, respectively. Our lease operating expenses increased by $40,482, primarily related to the additional lease operating expenses incurred from the oil and gas properties that we acquired at the end of fiscal year 2018. Our general and administrative expense decreased by $303,424, primarily because we reduced overhead costs and implemented cost cutting measures. Our depletion, depreciation and accretion expense increased by $14,391, primarily related to additional production related to the oil and gas properties that we acquired at the end of fiscal year 2018

Other Income (Expense)

For the three months ended August 31, 2018 and 2017, the Company recorded interest expense of $12,008 and $0, respectively, related to outstanding debts. During the three months ended August 31, 2017, we recognized a loss of $1,228,322 on settlement of an outstanding debt.

Net Loss

We had a net loss in the amount of $209,256 for the three months ended August 31, 2018, compared to a net loss of $1,803,329 for the three months ended August 31, 2017. The decrease was primarily related to additional revenues from the oil and gas properties that we acquired at the end of 2018, cost controls implemented by our new management and not having a debt settlement loss in 2018.

Comparison of the Six Months Ended August 31, 2018 with the Six Months Ended August 31, 2017

Revenues

The Company generated revenues of $273,963 from oil and gas sales for the six months ended August 31, 2018, compared to $38,662 for the six months ended August 31, 2017. The increase in revenues mainly came from revenues from the oil and gas properties that we acquired at the end of fiscal year 2018.

Operating Expenses

Operating expenses for the six months ended August 31, 2018 and 2017 were $661,805 and $927,585, respectively. Our lease operating expenses increased by $106,979, primarily related to the additional lease operating expenses incurred from the oil and gas properties that we acquired at the end of fiscal year 2018. Our general and administrative expense decreased by $409,395, primarily because we reduced overhead costs and implemented cost cutting measures. Our depletion, depreciation and accretion expense increased by $36,636, primarily related to additional production related to the oil and gas properties that we acquired at the end of fiscal year 2018.

Other Income (Expense)

For the six months ended August 31, 2018 and 2017, the Company recorded interest expense of $23,729 and $3,000 respectively, related to outstanding debts. During the six months ended August 31, 2017, we recognized a loss of $1,228,322 on settlement of an outstanding debt.

Net Loss

We had a net loss in the amount of $411,571 for the six months ended August 31, 2018, compared to a net loss of $2,120,245 for the six months ended August 31, 2017. The decrease was primarily related to additional revenues from the oil and gas properties that we acquired at the end of 2018, and not having a debt settlement loss in 2018.

Liquidity and Capital Resources

As of August 31, 2018, the Company had cash in hand of $69,912.

Net cash used by operating activities during the six months ended August 31, 2018 was $275,085, compared to cash used in operating activities of $388,743 for the same period in 2017. The decrease was mainly related to the Company being able to better control their operating expenses in the current period.

There was no cash used or provided by investing activities during the six months ended August 31, 2018. Net cash used in investing activities during six months ended August 31, 2017 was $195,320 for deposits made on purchase of oil and gas properties.

During the six months ended August 31, 2018, the Company borrowed $100,000 from JBB Partners (“JBB”). During the six months ended August 31, 2017, the Company borrowed $700,000 and sold common stock for cash proceeds of $365,000.

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

The Company currently has a secured, convertible note entered into effective December 28, 2017, which is secured by all the assets of the Company. The note is issued to an affiliate of the Chief Executive Officer of the Company, and the holder of the note is a controlling majority shareholder of the Company. The existence of the notes, as well as the security interest, may limit the opportunity to raise financing that requires a security interest or would suffer dilution because of the convertibility of the notes. Additionally, the note is convertible into shares of common stock of the Company, which if converted will cause a substantial dilution to the equity of the outstanding Common Stock. On February 26, 2018, the note holder converted its prior note for $750,000, that was due July 28, 2018, into 1,000,000 Series A Preferred Stock. The note for $1,550,000 was extended to September 30, 2019 from the original due date of December 28, 2018. In order to meet its operating cash requirements, on June 26, 2018, the Company and JBB entered into a modification of the existing Secured Promissory Note originally dated December 28, 2017 (“Loan Note”), to add provisions to permit the Company to obtain advances under the Loan Note up to a maximum of $1,000,000. During the three months ended August 31, 2018, the Company requested an additional advance of $100,000 from JBB. As of August 31, 2018, the Company had a note payable of $1,650,000 and an accrued interest of $44,141 to JBB. The original loan amount and the advances are secured by all the assets of the Company and are convertible into common stock of the Company at the rate of $0.20 per share, subject to adjustment for any reverse and forward stock splits. The Loan Note may be repaid at any time, without penalty, however, any advance that is repaid before maturity may not be re-borrowed as a further advance. On October 11, 2018, the maturity date of the original amount and all the advances were extended to December 31, 2019.

Off-Balance Sheet Arrangements

As of August 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2018 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2018 annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended August 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title

10.1*	Amendment #3 to Promissory Note, dated October 11, 2018, between JBB Partners and the Company
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Norris Industries, Inc.

Date: October 12, 2018	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer) and Chairman of Board

Date: October 12, 2018	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
President of the Oil and Gas Division and Director

