Form 10-Q
period 2018-11-30
Norris Industries, Inc.
filed 2019-01-22
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, emerging growth company, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” , “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]

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

As of January 21, 2019, the registrant had 89,443,013 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

November 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORRIS INDUSTRIES, INC.

BALANCE SHEETS

(Unaudited)

	November 30, 2018	February 28, 2018
ASSETS
Current Assets
Cash	$52,331	$244,997
Accounts receivable - oil & gas	41,066	108,644
Accounts receivable - other	33,359	-
Total Current Assets	126,756	353,641

Oil and Gas Property - Full Cost Method
Properties subject to depletion	2,716,102	2,716,102
Less: accumulated depletion	(110,704)	(69,760)
Total Oil and Gas Property, net	2,605,398	2,646,342

Equipment, net	8,971	12,646
Total Assets	$2,741,125	$3,012,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$33,466	$43,020
Accounts payable and accrued expenses - related party	56,482	20,412
Total Current Liabilities	89,948	63,432

Convertible note payable - related party	1,650,000	1,550,000
Asset retirement obligations	90,693	76,657
Total Liabilities	1,830,641	1,690,089

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized:
Series A Convertible Preferred stock, 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized, 89,443,013 shares issued and outstanding	89,443	89,443
Additional paid-in capital	6,129,482	5,967,483
Accumulated deficit	(5,309,441)	(4,735,386)
Total Stockholders’ Equity	910,484	1,322,540
Total Liabilities and Stockholders’ Equity	$2,741,125	$3,012,629

The accompanying notes are an integral part of these financial statements.

NORRIS INDUSTRIES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2018 AND 2017

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017

Revenues
Oil and gas sales	$136,561	$12,466	$410,524	$51,128

Total Revenues	136,561	12,466	410,524	51,128

Operating Expenses
Lease operating expenses	59,001	7,815	185,753	27,588
General and administrative	208,089	376,158	700,789	1,275,809
Depletion, depreciation and accretion	16,302	4,867	58,655	13,028

Total Operating Expenses	283,392	388,840	945,197	1,316,425

Loss from Operations	(146,831)	(376,374)	(534,673)	(1,265,297)

Other Income (Expense)
Loss on extinguishment of debt	-	-	-	(1,228,322)
Interest expense – related party	(15,653)	(7,633)	(39,382)	(10,633)

Total Other Expense	(15,653)	(7,633)	(39,382)	(1,238,955)

Net Loss	$(162,484)	$(384,007)	$(574,055)	$(2,504,252)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	89,443,013	46,565,247	89,443,013	66,529,049

The accompanying notes are an integral part of these financial statements.

NORRIS INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2018 AND 2017

(Unaudited)

	2018	2017

Cash Flows from Operating Activities
Net loss	$(574,055)	$(2,504,252)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, depreciation and accretion	58,655	13,028
Share-based compensation	162,000	737,361
Loss on extinguishment of debt	-	1,228,322
Changes in operating assets and liabilities
Accounts receivable - oil and gas	67,578	(22,626)
Accounts receivable - other	(33,359)	-
Accounts payable and accrued expenses	13,461	11,113
Accounts payable and accrued expenses - related party	13,054	-

Net Cash used in Operating Activities	(292,666)	(537,054)

Cash Flows from Investing Activities
Deposit on purchase of oil and gas properties	-	(27,320)

Net Cash used in Investing Activities	-	(27,320)

Cash Flows from Financing Activities
Proceeds from loan payable - related party	100,000	750,000
Proceeds from sale of common stock	-	365,000
Repayment on loan payable	-	(50,000)

Net Cash provided by Financing Activities	100,000	1,065,000

Net Increase (Decrease) in Cash	(192,666)	500,626
Cash - beginning of period	244,997	76,365

Cash - end of period	$52,331	$576,991

Supplemental Cash Flows Information
Interest paid	$-	$-
Income tax paid	$-	$-

Noncash Investing and Financing Activities
Common stock issued for conversion of debt	$-	$1,607,750

The accompanying notes are an integral part of these financial statements.

NORRIS INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization, Nature of Operations and Summary of Significant Accounting Policies

Norris Industries, Inc. (“NRIS” or the “Company”) (formerly International Western Petroleum, Inc.), was incorporated on February 19, 2014, as a Nevada corporation. The Company was formed to conduct operations in the oil and gas industry. The Company’s principal operating properties are in the Ellenberger formation in Coleman County, Texas, and in the Jack and Palo-Pinto Counties, Texas. The Company’s production operations are all located in the State of Texas.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At November 30, 2018, $0 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

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

At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects. This limitation is known as the “ceiling test,” and is based on SEC rules for the full cost oil and gas accounting method. There was no ceiling test write-down recorded during the nine months ended November 30, 2018 and 2017.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to the Company’s common shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. For the nine months ended November 30, 2018, the Company’s potentially dilutive shares, which include outstanding common stock options representing 1,440,000 common stock equivalents have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive. The Company did not have any potentially dilutive shares for the nine months ended November 30, 2017.

Subsequent Events

The Company evaluated subsequent events through January 21, 20189 the date of issuance of the financial statements. Subsequent events are disclosed in Note 9.

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

Exploration and Production

There were no significant changes to the timing or valuation of revenue recognized for sales of production from exploration and production activities.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and nine months ended November 30, 2018:

	Three Months Ended November 30, 2018	Nine Months Ended November 30, 2018

Oil sales	$60,374	$188,205
Natural gas sales	76,187	222,319
Natural gas liquids sales	-	-
Total revenue from customers	$136,561	$410,524

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of November 30, 2018 or February 28, 2018.

Note 3 – Oil & Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended November 30, 2018:

	February 28, 2018	Additions	November 30, 2018

Oil and gas properties, subject to amortization	$2,646,878	$-	$2,646,878
Asset retirement costs	69,224	-	69,224
Accumulated depletion	(69,760)	(40,944)	(110,704)
Total oil and gas assets	$2,646,342	$(40,944)	$2,605,398

For the nine months ended November 30, 2018 and 2017, the Company recorded depletion of $40,944 and $7,384, respectively, for production on proved properties. For the three months ended November 30, 2018 and 2017, the Company recorded depletion of $12,948 and $2,157, respectively, for production on proved properties. The Company recorded no impairment of its oil and gas properties during the three and nine months ended November 30, 2018 and 2017.

Note 4 – Equipment

The Company’s fixed asset consisted of a used vehicle and has an estimated useful life of five years. Fixed assets consisted of the following at November 30, 2018 and February 28, 2018:

	November 30, 2018	February 28, 2018

Vehicle	$24,500	$24,500
Accumulated depreciation	(15,529)	(11,854)
Total	$8,971	$12,646

The Company recorded depreciation expense of $3,675 and $4,900, respectively, during the nine months ended November 30, 2018 and 2017. The Company recorded depreciation expense of $1,225 and $2,456, respectively, during the three months ended November 30, 2018 and 2017.

Note 5 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the nine months ended November 30, 2018:

Asset retirement obligations as of February 28, 2018	$76,657
Additions	-
Current year revision of previous estimates	-
Accretion during the nine months ended November 30, 2018	14,036
Asset retirement obligations as of November 30, 2018	$90,693

During the nine months ended November 30, 2018 and 2017, the Company recognized accretion expense of $14,036 and $744, respectively. During the three months ended November 30, 2018 and 2017, the Company recognized accretion expense of $2,129 and $254, respectively.

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

During the nine months ended November 30, 2018, JBB advanced an additional $100,000 to the Company and the Company recognized interest expense of $39,382 related to the $1,650,000 promissory note to JBB during that period. During the three months ended November 30, 2018 and 2017, the Company recognized interest expense of $15,653 and $7,633, respectively. During the nine months ended November 30, 2018 and 2017, the Company recognized interest expense of $39,382 and $10,633, respectively.

The balance of this promissory note was $1,650,000 at November 30, 2018, plus accrued interest of $56,482.

Note 7 – Commitments and Contingencies

Office Lease

In March 2015, the Company entered into an amendment to extend the term of its office lease to August 31, 2018. During the nine months ended November 30, 2018, the Company had total rent expense of $12,919. As of September 1, 2018, the Company did not renew its Dallas office lease, and moved to the offices of International Western Oil Corp. (“IWO”), a related party, in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO.

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

Note 8 – Equity

Preferred Stock

As of November 30, 2018, and February 28, 2018, the Company had 1,000,000 shares of its Series A Convertible Preferred Stock issued and outstanding.

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

Common Stock

As of November 30, 2018, and February 28, 2018, the Company had 89,443,013 shares of its common stock outstanding.

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

The fair value of all options issued and outstanding are being amortized over their respective service periods, which equal their vesting periods. These options had an intrinsic value of approximately $345,000 as of November 30, 2018. During the nine months ended November 30, 2018, the Company recorded total option expense of $162,000 related to the vesting of these options. The unrecognized compensation expense on these options at November 30, 2018 was $143,956. As of November 30, 2018, these options have a remaining life of 0.67 years and there are 960,000 options exercisable.

Note 9 – Subsequent Events

On December 28, 2018, JBB advanced an additional $100,000 to the Company on the same terms and conditions as its original Loan Note.

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

Overview

Norris Industries, Inc. (“NRIS” or the “Company”) (formerly International Western Petroleum, Inc.) was incorporated on February 19, 2014, as a Nevada corporation and is headquartered in Weatherford, Texas. The Company was formed to conduct operations in the oil and gas industry, and currently focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. On August 4, 2015, the Company acquired working interests from the Bend Arch Lion 1A and the Bend Arch Lion 1B Joint Ventures in Coleman County of Texas, encompassing a total production of 7 producing oil and gas wells on a total of 380 acres out of 777-acre leaseholds showing proven recoverable reserves of approximately 416.34 Mbbl and 317.45 MMcf as of March 1, 2017. We believe that the Bend Arch Lion 1A and 1B Joint Ventures are parts of the total 777-acre leaseholds that have not been fully explored. In fiscal year 2018, the Company, together with its affiliated operator International Western Oil Corporation (“IWO”), have undertaken basic maintenance of the oil and gas wells, with a total of 8 gross wells in production in the Midland area. The Company also manages the 45-acre Marshall Walden joint venture with 8 Woodbine Sand oil wells in Kilgore City, Texas, and acquired a 640-acre leasehold with 3 oil wells (non-producing) from the multi-zone Ratliff property in King County, Texas, thus setting a foothold in the Eastern Permian Basin of Texas. The Company, in fiscal year 2018, also purchased producing oil and gas mineral leases, in the Texas counties of Jack and Palo-Pinto in north central and western part of Texas. The lease was for 20 oil & gas wells on 2,790 gross acres with majority working and operating interest with daily production of 50 barrels of oil equivalent (“BOE”). Currently, NRIS holds approximately 4,200 total gross acres in leaseholds in various areas of North Central Texas region. The Company plans to acquire additional leaseholds in the future.

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

Maintain positive equity Balance Sheet to Execute our Growth Plan. Our management team is focused on maintaining its positive asset balance sheet since this gives it the ability to increase borrowing capacity and access to capital markets, to provide us with a liquidity level to execute continued growth in assets and revenues.

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

Management Team. With experience in key aspects of the development of resource plays, our management team and consultants have decades of combined experience in the industry and a commitment of creating shareholder value via an acquisition strategy. We also consult and work with geologists, engineers, and other professionals to execute on our business objectives.

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

As of November 30, 2018, the 1A Venture property had four (4) gross oil and gas wells (1.58 net wells). The initial production of this property started in April 2014.

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

As of November 30, 2018, the 1B Venture property had six (6) gross oil and gas wells (3 net wells). The initial production of this property started in March 2015.

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

As of November 30, 2018, the Marshall Walden property had six (6) gross oil and gas wells (0.6 net wells) which are active, plus two (2) injection wells. The initial production of this property started in September 2016.

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

Prior management believed that this acquisition would create an initial small foothold for us in the Eastern Permian Basin. Within depth studying of the 3D seismic data, we believe there are up to eight (8) proven undeveloped locations (“PUDs”) throughout the lease’s acreage. Management also believes that the Company can best take full advantage of the complete 3D Seismic data available and should be able to drill wellbores in favorable locations. The Company plans to drill a test pilot hole in order to obtain Ellenbuger pay zone samples and complete the Canyon Reef pay zone at 6,700 ft on one wellbore and access a full log review to determine if there is a window to drill a horizontal leg. The Company also plans to turn on 3 wellbores that are producers via extended re-entry method. As of November 30, 2018 and February 28, 2018, the Ratliff property had minimal production but had substantial potential value in several proved developed not producing (“PDNP”) wells based on the Company’s year-end reserve analysis.

The Stuart Leases of Jack and Palo-Pinto Counties Property

The Jack Palo-Pinto County Stuart Oil Leases were purchased on December 28, 2017 for $1,600,000 in cash and have twenty (20) gross oil and gas wells (15 net wells) which the management is operating on its properties and produced over 2,500 gross barrels of oil equivalent since the purchase date until November 30, 2018.

Results of Operations

Comparison of the Three Months Ended November 30, 2018 with the Three Months Ended November 30, 2017

Revenues

The Company generated revenues of $136,561 from oil and gas sales for the three months ended November 30, 2018, compared to $12,466 for the three months ended November 30, 2017. The increase in revenues mainly came from revenues from the oil and gas properties that we acquired at the end of fiscal year 2018.

Operating Expenses

Operating expenses for the three months ended November 30, 2018 and 2017 were $283,392 and $388,840, respectively. Our lease operating expenses increased by $51,186, primarily related to the additional lease operating expenses incurred from the oil and gas properties that we acquired at the end of fiscal year 2018. Our general and administrative expense decreased by $168,069, primarily because we reduced overhead costs and implemented cost cutting measures. Our depletion, depreciation and accretion expense increased by $11,435, primarily related to additional production related to the oil and gas properties that we acquired at the end of fiscal year 2018.

Other Income (Expense)

For the three months ended November 30, 2018 and 2017, the Company recorded interest expense of $15,653 and $7,633, respectively, related to outstanding debts.

Net Loss

We had a net loss in the amount of $162,484 for the three months ended November 30, 2018, compared to a net loss of $384,007 for the three months ended November 30, 2017. The decrease was primarily related to additional revenues from the oil and gas properties that we acquired at the end of 2018 and cost controls implemented by our new management.

Comparison of the Nine Months Ended November 30, 2018 with the Nine Months Ended November 30, 2017

Revenues

The Company generated revenues of $410,524 from oil and gas sales for the nine months ended November 30, 2018, compared to $51,128 for the nine months ended November 30, 2017. The increase in revenues mainly came from revenues from the oil and gas properties that we acquired at the end of fiscal year 2018.

Operating Expenses

Operating expenses for the nine months ended November 30, 2018 and 2017 were $945,197 and $1,316,425, respectively. Our lease operating expenses increased by $158,165, primarily related to the additional lease operating expenses incurred from the oil and gas properties that we acquired at the end of fiscal year 2018. Our general and administrative expense decreased by $575,000, primarily because we reduced overhead costs and implemented cost cutting measures. Our depletion, depreciation and accretion expense increased by $45,627, primarily related to additional production related to the oil and gas properties that we acquired at the end of fiscal year 2018.

Other Income (Expense)

For the nine months ended November 30, 2018 and 2017, the Company recorded interest expense of $39,382 and $10,633 respectively, related to outstanding debts. During the nine months ended November 30, 2017, we recognized a loss of $1,228,322 on settlement of an outstanding debt.

Net Loss

We had a net loss in the amount of $574,055 for the nine months ended November 30, 2018, compared to a net loss of $2,504,252 for the nine months ended November 30, 2017. The decrease was primarily related to additional revenues from the oil and gas properties that we acquired at the end of 2018, and not having a debt settlement loss in 2018.

Liquidity and Capital Resources

As of November 30, 2018, the Company had cash in hand of $52,331.

Net cash used by operating activities during the nine months ended November 30, 2018 was $292,666, compared to cash used in operating activities of $537,054 for the same period in 2017. The decrease was mainly related to the Company being able to better control their operating expenses in the current period.

There was no cash used or provided by investing activities during the nine months ended November 30, 2018. Net cash used in investing activities during nine months ended November 30, 2017 was $27,320 for deposits made on purchase of oil and gas properties.

During the nine months ended November 30, 2018, the Company borrowed $100,000 from JBB Partners (“JBB”). During the nine months ended November 30, 2017, the Company borrowed $750,000, sold common stock for cash proceeds of $365,000 and repaid a loan payable in the amount of $50,000.

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

The Company currently has a secured, convertible note entered into effective December 28, 2017, which is secured by all the assets of the Company. The note is issued to an affiliate of the Chief Executive Officer of the Company, and the holder of the note is a controlling majority shareholder of the Company. The existence of the notes, as well as the security interest, may limit the opportunity to raise financing that requires a security interest or would suffer dilution because of the convertibility of the notes. Additionally, the note is convertible into shares of common stock of the Company, which if converted will cause a substantial dilution to the equity of the outstanding Common Stock. On February 26, 2018, the note holder converted its prior note for $750,000, that was due July 28, 2018, into 1,000,000 Series A Preferred Stock. The note for $1,550,000 was extended to September 30, 2019 from the original due date of December 28, 2018. In order to meet its operating cash requirements, on June 26, 2018, the Company and JBB entered into a modification of the existing Secured Promissory Note originally dated December 28, 2017 (“Loan Note”), to add provisions to permit the Company to obtain advances under the Loan Note up to a maximum of $1,000,000. During the nine months ended November 30, 2018, the Company requested an additional advance of $100,000 from JBB. As of November 30 31, 2018, the Company had a note payable of $1,650,000 and an accrued interest of $56,482 to JBB. The original loan amount and the advances are secured by all the assets of the Company and are convertible into common stock of the Company at the rate of $0.20 per share, subject to adjustment for any reverse and forward stock splits. The Loan Note may be repaid at any time, without penalty, however, any advance that is repaid before maturity may not be re-borrowed as a further advance. On October 11, 2018, the maturity date of the original amount and all the advances were extended to December 31, 2019. On December 28, 2018, JBB advanced an additional $100,000 to the Company on the same terms and conditions as its original Loan Note.

Off-Balance Sheet Arrangements

As of November 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2018 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2018 annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended November 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Norris Industries, Inc.

Date: January 21, 2019	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer) and Chairman of Board

Date: January 21, 2019	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
President of the Oil and Gas Division and Director

