Form 10-K
period 2019-02-28
Norris Industries, Inc.
filed 2019-06-13
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229. 405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A

Number of the issuer’s common stock outstanding as of June 12, 2019: 89,443,013

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

ii

PART I

Item 1. Business.

Our Company

Norris Industries, Inc. (“NRIS” or the “Company”) (formerly International Western Petroleum, Inc.) was incorporated on February 19, 2014, as a Nevada corporation and is headquartered in Weatherford, Texas. The Company was formed to conduct operations in the oil and gas industry, and currently focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. On May 4, 2015, the Company initially acquired working interests from the Bend Arch Lion 1A and the Bend Arch Lion 1B Joint Ventures in Coleman County of Texas, encompassing a total production of 7 producing oil and gas wells on a total of 380 acres out of 777-acre leaseholds indicating proven recoverable reserves. We believed that the Bend Arch Lion 1A and 1B Joint Ventures as parts of the total 777-acre leasehold have not been fully explored. The Company has managed the 45-acre Marshall Walden joint venture with 8 Woodbine Sand oil wells in Kilgore City, Texas, and it acquired a 640 acre leasehold with 3 oil wells (proved undeveloped) from the multi-zone Ratliff property in King County, in an attempt to establish a foothold in the Eastern Permian Basin of Texas. The Company, in fiscal year 2018, also purchased producing oil and gas mineral leases on December 28, 2017, in the Texas counties of Jack County and Palo-Pinto County in North Central Western part of Texas. The leases were for 20 gross oil and gas wells on 2,790 gross acres with majority working and operating interests with daily production of 50+ barrels of oil equivalent (“BOE”). Currently, NRIS holds approximately 4,200 total gross acres in leaseholds in various areas of North Central Texas region. The Company plans to focus its limited resources on its existing leaseholds in the future.

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

Our Business Strategy

We are an exploration & production (“E&P”) oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. The Company’s goal is to tap into the high potential leases of the Central West Texas region of the United States, aiming to unlock the potential in the prolific Bend Arch-Fort Worth region. This area is approximately 120 miles long and 40 miles wide, running from Archer County, Texas in the north to Brown County, Texas in the south. The Company is also looking at other acquisition opportunities in the Permian Basin, West Texas, East Texas and South Texas region.

Management believes that focusing on the development of existing small producing fields is one of the key differentiators of the Company. Oil and natural gas reserve development is a technologically oriented industry. Management believes that the use of current generally available technology has greatly increased the success rate of finding commercial oil or natural gas deposits. In this context, success means the ability to make an oil/gas well that produces a commercialized quantity of hydrocarbons. In general, the Company expects to conduct 3D Seismic surveys to determine more accurate drilling locations and drilling depths beside its initial georadiometry technology application via its last 10 drilling projects. For short-term cash flow enhancement, the Company plans to seek large-reserve oil and gas properties with low production to acquire at the lowest cost possible and then implement effective Enhanced Oil Recovery (“EOR”) methods to improve its current revenues and assets. For long-term cash flow enhancement, the Company plans to identify larger and more mature production opportunities while selecting capital partners to buyout via the Company’s strategic joint venture partnerships, thus significantly increasing production via additional drilling and state-of-the-art EOR implementations.

The Company’s long-term objective is to increase shareholder value by growing reserves, production and cash flow.

The Company is currently listed on the OTCQB marketplace of OTC Link as an E&P oil and gas company.

The general strategic objectives of the Company are set forth below.

Develop and Grow Our Hydrocarbon Acreage Positions Using Outside Development Expertise. We plan to focus on improving our assets that are located in hydrocarbon-rich resource plays to improve our asset quality and to improve on production. We plan to leverage outside expertise to apply available EOR technologies to economically develop our existing property portfolio and those that we may acquire in the future. We operate the majority of our acreage, thus giving us certain control over the planning of capital expenditures, execution and cost reduction. Our operations also allow us to adjust our capital spending based on drilling results and the economic environment. Our leasehold acquisition strategy is to pursue long-term contracts that allow us to maintain flexible development plans and avoid short-term obligations to drill wells, as have been common in other resource plays. As a small producer, we regularly evaluate industry drilling results and implement technologically effective operating practices which may increase our initial production rates, ultimate recovery factors and rate of return on invested capital.

Manage Our Property Portfolio Proactively. We evaluate our properties to identify and divest non-core assets and higher cost or lower volume producing properties with limited developmental potential, to enable us to focus on a portfolio of core properties with what we believe to be the greatest economic potential to increase our proved reserves and production.

Acquire Small Producing Companies with Compelling Underlying Values. We review acquisition opportunities with underlying assets to evaluate their development potential and accelerate production to unlock their potential value.

Maintain Positive Equity Balance Sheet to Execute Our Growth Plan. Our management team is focused on maintaining a positive asset balance sheet since this gives it the ability to increase borrowing capacity and access to capital markets and to provide us with a liquidity level to execute continued growth in assets and revenues.

Our operation strategy is to identify niche hydrocarbon land leases in Texas with in-depth studies and develop proven reserves via drilling new wells and re-entering existing low production wells to maximize production and enhance valuation of our production assets.

Based upon management’s and its use of outside petroleum exploration experience, geology expertise, and ability to identify potential acreage and moderate production fields, management believes that the Company’s future valuation as a public company is speculative but could become attractive if and when we increase our production successfully.

Our Competitive Strengths

Management believes that there are a number of competitive strengths that would allow us to successfully execute our business strategies:

Simple Capital Structure. We have a simple capital structure and de-risked inventory of locations with what we believe is upside potential to take advantage of the continuing recovery of oil prices to acquire potential production at reasonable cost. Management believes there are opportunities for profits to be made now that oil prices appear to have stabilized and if they continue to gradually rise higher.

Management Team. With selected experience in key aspects of the development of resource plays, our management team and its consultants have decades of combined experience in the industry and a commitment to create shareholder value via an acquisition strategy. We also consult and work with geologists, engineers, and other professionals to execute on our business objectives.

Moderate Risk Exploration Practice. Unlike many major oil companies that often drill very deep wells with a high degree of risk, we focus on shallow well exploration (sub 5,000 feet) that is less expensive and has lower risk factors. The basis for management’s belief that the wells that can be drilled in the prospective leases will have the capacity to produce a reasonable amount of hydrocarbon and due to our recent studies of the general areas where we are prospecting the projects. That is our most important exploration practice.

Under The Radar Asset Base. Management believes it can acquire, from time to time, hydrocarbon land leases with sub-300 barrels of oil per day (“bopd”) wells that have large hydrocarbon reserves that have been overlooked by other oil and gas operators. Management believes that these “under the radar” prospective leases have multi-year drilling inventory and reasonable production history with high upside potential and not readily accessible to the public for auctions, thus adding to our competitive advantage on these “under the radar” opportunities. Management also believes that these highly valuable leases are not economically justifiable for the major oil and gas companies in the region because such companies need wells that produce at least 300 barrels (“Bbls”) of oil per day per well to meet their business model and operating costs.

Geographic Diversity. We believe that our geographic diversity encompassing the West, Central West, East and South Texas regions provides us with some flexibility to direct our capital resources to projects with the greatest potential returns and access to multiple key end markets, which mitigates our exposure to temporary price dislocations in any one market.

Technologies

Oil and natural gas reserve development is a technologically oriented industry. Management believes that technology has greatly increased the success rate of finding commercially viable oil or natural gas deposits. In this context, success rate means the ability to make an oil/gas well that can produce a commercialized quantity of hydrocarbon.

At NRIS, we engage consultants to focus on geoscience along with help in our understanding of complex mineralogy in shale reservoirs and better determining zones prone to enhance production. This technology strongly suggests where to frack by providing us with rapidly available data while delivering game changing levels of collaboration: multi-well, multi-user and multi interpreter. Our field engineers, geologists and petrophysicists work together for better drilling decisions.

Reservoir Estimate

As of March 1, 2019, our estimated gross proved oil and natural gas reserves, as prepared by our independent reserve engineering firm, Bryant M. Mook, PE, using SEC prices of $63.43 per Bbl of oil and $3.04 per Mcf of natural gas, increased to 120 MBbl of oil and 1,536 MMcf of natural gas. As result of lease purchases from funding made available from our majority owner, we include 100% of our net oil reserves and 100% of our net natural gas reserves that were classified as proved producing that include values from the proved not producing (“PDNP”), and for its Proved Undeveloped (“PUD”) reserves categories as of March 1, 2019.

Sales Strategy

Our sales strategy in relation to spot pricing will be to produce less when the sales price is lower and produce more when the sales price is higher. To maintain the lowest production cost, we will aim to have our inventory be as low as possible, in some instances virtually zero. Our E&P core team has business relationships with BML, Transport Oil, and Lion Oil Trading & Transportation, for oil sales and WTG Jameson for gas sales. The Company entered into production agreements with BML, Lion Oil and WTG Jameson so that, as our tier 1 buyer, they can handle pick-up and sales of our crude oil stock to refineries and gas via local gas pipelines.

As such, crude oil will be picked up from our leases as needed during the calendar month. At the end of the month the crude total sales will be tallied by lease and the 30-day average of the daily closing of oil will be tabulated. On or about the 25th of the following month the proceeds checks’ will be issued to the financial parties of record.

Operational Plans

During fiscal year 2019, the Company was in a period of assessment and work-over of its existing wells as result of its acquisition of the Jack and Palo Pinto oil and gas leases, completed on December 28, 2017. During the 2020 fiscal year, we are looking for, on a selective basis, oil and gas reserve concessions with existing production. We intend to seek to raise enough capital via equity or debt financing options to meet our operational goals in fiscal year 2020, be this from our control owner, or other third-party financing sources, including the capital markets.

Based on the Company’s general management and petroleum exploration experience, as well as its geology expertise, the Company believes it has the ability to identify potential acreage with existing producing fields and acquire them.

The Company has adjusted its E&P plan to a focus on acquisitions and production opportunities in the North Texas and Permian Basin region. This region has been producing oil continuously for nearly 100 years and the U.S. Geological Survey (“USGS”) has recently announced that this region has the largest estimate of continuous oil production that it has ever assessed. Our area of interest is production locations in Texas but may include unique opportunities outside of the Texas Permian Basin market where property prices are too high for the smaller players as a result of USGS estimates that there are 20 billion barrels of undiscovered, technically recoverable oil.

The Company has an acquisition model which is based on a concept that has been proven in the past to be an effective and successful path of development for many other well- known E&P players:

a)	the financed acquisition of mature smaller oil fields that have potential for instituting EOR incremental production processes; and

b)	Develop strategic partnerships with existing operators to share production increases garnered through the implementation of this EOR plan.

After identifying a new prospect, additional research and evaluation was carried out using our personal contacts, geologists, 3D seismic, satellite hydrocarbon imaging, production data and other available resources to glean information and data in order to make an acquisition decision. Our operational plan after an acquisition is to increase production of the acquired oil and gas properties using current technologies with a designated budget pre-approved by the Company’s senior management team. The Company plans to implement cost saving measures in operating budgets for each exploration project, but each budget will vary depending on the total depth of drilling and whether it is a new drilling or a re-entry. For each project, the Company plans on hiring selected operators to work under the close supervision of a core team of Company geologists, engineers and scientists.

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

As of February 28, 2019, the 1A Venture property had four (4) gross oil and gas wells (1.58 net wells). The initial production of this property started in April 2014.

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

As of February 28, 2019, the 1B Venture property had six (6) gross oil and gas wells (3 net wells). The initial production of this property started in March 2015.

Management plans to determine how best to implement a production improvement program on the Bend Arch Lion 1B as the result of our prior in-depth studies that show accessible proven reserves in several pay zones highlighted by the Gray Sand pay zone and the Ellenburger pay zone. Management believes this can offer a potential increase from the current production of this field by re-completing certain Gray Sand pay zone with either standard acidizing jobs or a new EOR method, and entering the virgin Gray Sand pay zone or increasing pumping efficiency in the Ellenburger pay zone in certain declining wellbores.

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

As of February 28, 2019, the Marshall Walden property had six (6) gross oil and gas wells (0.6 net wells) which are intermittently active, plus two (2) injection wells. There are no definitive plans currently; the Company expects to determine such in the next fiscal year. The initial production of this property started in September 2016.

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

Management believes that this acquisition created an initial small foothold for us in the Eastern Permian Basin. Within depth studying of the 3D seismic data, we believe there are up to eight (8) proven undeveloped locations (“PUDs”) throughout the lease’s acreage. Management also believes that the Company can best take full advantage of the complete 3D Seismic data available and should be able to drill wellbores in favorable locations. The Company plans to develop a workover plan on existing oil and gas wells that are producers via extended re-entry method before the end of fiscal year 2020. As of February 28, 2019, the Ratliff property had minimal production but had value in several proved developed not producing (“PDNP”) wells based on the Company’s year-end reserve analysis.

The Stuart Leases of Jack County and Palo-Pinto County

The Jack County and Palo-Pinto County Stuart oil leases were purchased on December 28, 2017 for $1,600,000 in cash and have twenty (20) gross oil and gas wells (15 net wells) which the management is operating production on its properties.

The data below is based on the SEC Non-Escalated Analysis of Estimated Proved Reserve of the Jack County and Palo Pinto County associated leases as well as the Bend Arch Lion 1A and Bend Arch Lion 1B, and Marshall-Walden leaseholds in which the Company has certain minority interests. As of March 1, 2019, this evaluation report was prepared by an independent third-party Bryant M. Mook, a double PE reservoir engineer based in Houston, Texas. In order to include portions of the PDNP from the reserves report, the Company has secured assurances from its majority owner to do a review and to fund selectively up to the $250,000 maximum cost indicated in such reserve report to be able to increase its current production rates. The Company will concentrate on those wells in which the Company either owns a majority, or 100% of the working interest in such oil and gas property lease.

Estimated Proved Reserves

Net to Norris Industries, Inc.

SEC Non-Escalates Analysis

As of March 1, 2019

	Proved
	Producing	Not Producing	Proved Undeveloped	Total BOE & Value

Net Reserve
Oil - Bbl	27,300	48,200	44,400	119,900
Gas - Mcf	209,600	1,206,300	121,100	1,536,000

Income Data
Future gross revenue	$2,369,000	$6,727,000	$3,475,000	$12,571,000
Taxes	$195,000	$605,000	$270,000	$1,070,000
Operating costs	$983,000	$1,133,000	$1,646,000	$3,762,000
Capital costs	$-	$356,000	$160,000	$516,000
Undiscounted cash flows	$1,191,000	$4,633,00	$1,399,000	$7,223,000
Discounted cash flows at 10%	$741,000	$1,912,000	$762,000	$3,415,000

The unit prices used throughout this report for crude oil, condensate, and natural gas were $63.43 per barrel of oil and $3.04 per MMBTU for Henry Hub gas which are on lower than current market prices. The reserve report unit prices are based upon the appropriate prices in effect the first trading day of each month from March 2018 through February 2019 and averaged for the year which ranged from low of $51.38 for to a high of $70.78 per barrel of oil for WTI crude.

Employees

We presently have limited number of individuals performing services for the Company: Patrick Norris our Chief Executive Officer, President, Chief Accounting Officer and Chief Financial Officer; Ross Henry Ramsey, the President of oil division and Board-Member; Allen Horn, our Vice President, and Brian O’Connell, our Operations Manager.

Mr. Norris devotes approximately 20 hours per week to the affairs of the Company as its Chairman/CEO.

Mr. Ramsey devotes approximately 40 hours per week to the affairs of the Company. Mr. Ramsey serves as the President of the oil and gas division of the Company.

Mr. Allen Horn and Mr. Brian O’Connell each devote approximately 40 hours per week to our exploration and production taskforce. They are our full-time employees.

Ms. Lisa Boudoin devotes approximately 20 hours per week a assisting in administrative functions.

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

The oil and gas business is characterized by high fixed costs resulting from the significant capital outlays associated with the acquisition, development, and exploration of crude oil and natural gas properties. We are dependent on the production and sale of quantities of crude oil at product margins sufficient to cover operating costs, including any increases in costs resulting from future inflationary pressures or market conditions and increases in costs of fuel and power necessary in operating our facilities. Furthermore, future major capital investment, various environmental compliance related projects, regulatory requirements, or competitive pressures could result in additional capital expenditures, which may not produce a return on investment. Such capital expenditures may require significant financial resources that may be contingent on our access to capital markets and commercial bank loans. Additionally, other matters, such as regulatory requirements or legal actions, may restrict our access to funds for capital expenditures.

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

CONFLICTS OF INTEREST

The Company’s principal executive officers and directors also control a majority of the outstanding shares of the Company’s stock and will continue to do so for the foreseeable future. As a result, no other persons can or will be able to effect any Company action except with the consent of these officers and directors, and in certain matters (such as compensation, incentive stock ownership, and continues employment), there may be an inherent conflict of interest unless such persons agree to abstain from voting on such matters, which they are not legally required to do. Our officers and directors may also serve as officers and directors of other entities that are not affiliated with us. Such non-affiliates may be involved in similar business enterprises to ours.

WE MAY INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect these costs to be at least $75,000 per year. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

WE ARE AN “EMERGING GROWTH COMPANY,” AND ANY DECISION ON OUR PART TO COMPLY ONLY WITH CERTAIN REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO “EMERGING GROWTH COMPANIES” COULD MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the last day of the fiscal year following the fifth anniversary of the first sale of our common equity securities pursuant to an effective registration statement (February 28, 2020); (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

REPORTING REQUIREMENTS UNDER THE EXCHANGE ACT ARE COSTLY AND MAY INCREASE SUBSTANTIALLY.

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage legal, accounting, auditing and other professional services. The engagement of such services is costly. Additionally, compliance with the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), to the extent required by the Company adds substantially to these costs., and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price. During our assessment of our internal controls for the year ended February 28, 2019, we identified control deficiencies that qualified as material weaknesses. See further discussion of these items in Item 9.

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

Risks Related to the Exploration Business

AS WE CONTINUE TO DEVELOP OUR OPERATIONS, OUR PRODUCTION REVENUES MAY BE ADVERSELY AFFECTED BY CHANGES IN OIL AND GAS PRICES, AND IF WE ARE UNABLE TO BRING NEW OIL WELLS TO PRODUCTION WITH REASONABLE PRODUCTION CAPACITY.

The Company is an early stage company in the oil and gas industry, which has ownership and working interests in wells and acreage. For the Company to reach strong stable production capacity it must raise enough capital to help the Company acquire and exploit new working interests in any future production wells. Any significant changes in oil prices or any inability on our part to anticipate or react to such changes could result in reduced revenues and profits and erosion of our competitive and financial position. Our success also depends on our ability to acquire good hydrocarbon production and bringing new oil wells to production with reasonable production capacity. In addition, changes from very shallow well to semi shallow well exploration or geographical exploration locations could result in higher costs of production and higher risks.

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

ANY DAMAGE TO OUR REPUTATION COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Maintaining a good reputation will be important to the Company. Adverse publicity about our operations, including the incidence of “dry holes” in exploration or low production wells, whether valid or not, may cause production and delivery disruptions. If any of our production wells becomes depleted for any reason, is mishandled or causes injury, we may be subject to legal liability. A widespread non-commercialized production or a significant depletion could cause our production to be disrupted for a period of time, which could further reduce our revenue and damage our corporate image. Failure to maintain high ethical, social and environmental standards for all of our operations and activities or adverse publicity regarding our responses to health concerns, our environmental impact, including drilling and production materials, energy use and waste management, or other sustainability issues, could jeopardize our reputation. In addition, water is a limited resource in many parts of the world. Our reputation could be damaged if we do not act responsibly with respect to water use of our exploration purposes. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of buyer confidence in our oil production for any of these reasons could result in decreased demand for our products and could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation.

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

We will be subject to hazards and risks inherent in the drilling, production, and transportation of crude oil and natural gas, including: i) well blowouts, explosions and cratering, ii) pipeline ruptures and spills, iii) fires, iv) formations with abnormal pressures, v) equipment malfunctions, vi) natural disasters and vii) surface spillage and surface or ground water contamination from petroleum constituents or hydraulic fracturing chemical additives. Failure or loss of equipment, as the result of equipment malfunctions, cyber-attacks, or natural disasters such as hurricanes, could result in property damages, personal injury, environmental pollution and other damages for which we could be liable. Litigation arising from a catastrophic occurrence, such as those mentioned above, may result in substantial claims for damages. Ineffective containment of a drilling well blowout or pipeline rupture, or surface spillage and surface or ground water contamination from petroleum constituents or hydraulic fracturing chemical additives could result in extensive environmental pollution and substantial remediation expenses. If a significant amount of our production is interrupted, our containment efforts prove to be ineffective or litigation arises as the result of a catastrophic occurrence, our cash flows, and, in turn, our results of operations could be materially and adversely affected.

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

There is a limited public trading market for our common stock and there can be no assurance that one will ever develop. Market liquidity will depend on the availability of shares in the marketplace, on the perception of our operating business, and on any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, holders of our securities may not find purchasers for our securities should they decide to sell. Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

WE MAY NEVER PAY ANY DIVIDENDS TO SHAREHOLDERS.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any dividends in the foreseeable future but will review this policy as circumstances dictate.

OUR COMMON STOCK IS CONSIDERED A PENNY STOCK, WHICH MAY BE SUBJECT TO RESTRICTIONS ON MARKETABILITY, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

We currently are subject to the SEC’s “penny stock” rules while our shares of Common Stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

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

Item 2. Properties.

The Company headquarters is at 102 Palo Pinto St. Suite B Weatherford, Texas 76086 The Company terminated its prior lease agreement and have a new month-to-month rental agreement that started in August 28, 2018 at rate of $950 per month.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since April 2016, the Company’s shares of common stock have traded on the OTC Market under the ticker symbol “INWP.” The symbol was changed to “NRIS” after the Company’s name change in February 2018.

Holders of Common Stock

As of May 28, 2019, we had 98 shareholders of record of our common stock. We believe we have at least an additional 100 shareholders, who hold their shares of common stock under “street name.”

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

Securities Authorized for Issuance Under Equity Compensation Plans.

We currently do not have an equity compensation plan. The Company had plans to create an equity compensation plan during prior year but now expects to by the third quarter of fiscal year 2019.

Item 6. Selected Financial Data

We are not required to provide the information required by this Item because we are an emerging growth company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Norris Industries, Inc. (the “Company”, “we”, or “us”) (formerly International Western Petroleum, Inc.) was incorporated on February 19, 2014, under the laws of the state of Nevada. We are an oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. As of March 1, 2019, the SEC Non-Escalated Analysis of Estimated Proved Reserve of our various leases in Jack County and Palo-Pinto County, the Ratliff leases, the Marshall-Walden, and the Bend Arch Lion 1A and Bend Arch Lion 1B leaseholds, is a total of 120 Mbbl in oil net reserves, plus 1,536 MMcf in natural gas net reserves being out of total of BOE equivalent of 376 Mbbl in gross reserves, this is down from prior year of 965 Mbbl due to reduction of expected production as result of well workover issues.

The reserves associated with the report from Bryant M. Mook, PE have been classified in accordance with the definitions of the Securities and Exchange Commission as found in Part 210 — Form and Content of and Requirements for Financial Statements, Securities Act of 1933, Securities Exchange Act of 1934, Public Utility Holding Company Act of 1935, Investment Company Act of 1940, Investment Advisers Act of 1940, and Energy Policy and Conservation Act of 1975, under Rules of General Application § 210.4-10 Financial accounting and reporting for oil and gas producing activities pursuant to the Federal securities laws and the Energy Policy and Conservation Act of 1975.

The Company’s longer term main objective is to take advantage of rising oil prices to actively focus on improving its existing fields and also to look for additional reserve oil and gas concessions and production opportunities, aiming to participate with capital partners for a transaction related to buyouts and joint ventures. In the meantime, the Company will continue to conserve capital to focus on smaller oil and natural gas properties in West, Central West, East and South Texas, aiming to increase its revenues via an acquisition and continue to try to improve the existing production revenues of the Bend Arch Lion 1A, Bend Arch Lion 1B, Marshall Walden joint venture property, which includes the recent purchase of leases in Jack County and Palo Pinto County, plus the Ratliff property via new entries, re-entries and EOR methods as mentioned in the Operational Plan section above.

The Company plans to tap into the high potential leases of the West Texas region of the United States, aiming to obtain reserves for future development, so as to increase its overall oil and gas assets in the Permian Basin. The Permian Basin is a sedimentary basin largely contained in the western part of the U.S. state of Texas and the southeastern part of the U.S. state of New Mexico. It reaches from just south of Lubbock, TX, to just south of Midland and Odessa, TX, extending westward into the southeastern part of New Mexico. It is so named because it has one of the world’s thickest deposits of rocks from the Permiangeologic period. The greater Permian Basin comprises several component basins: of these, Midland Basin is the largest, Delaware Basin is the second largest, and Marfa Basin is the smallest. The Permian Basin extends beneath an area approximately 250 miles (400 km) wide and 300 miles (480 km) long.

To achieve the Company’s objectives, our senior management team has explored the opportunity to utilize new and existing technologies and plans to start with 4 counties (Coleman, Gregg, Russ and Reeves) for the EOR business in Texas. The Company plans to optimize its acquisition model by adding this technology to increase existing mature productions without additional drilling or fracking.

Results of Operations

Revenues

The Company generated revenues of $499,074 from oil and gas production sales during the year ended February 28, 2019, compared to $131,943 during the year ended February 28, 2018. The increase in oil and gas production sales was primarily due to the acquisition of the Jack County and Palo Pinto County leases in December 2017.

Lease Operating Expenses

Lease operating expenses for the years ended February 28, 2019 and 2018, were $279,815 and $131,626, respectively. We incurred more lease operating expenses in 2019 primarily as a result of additional leases in Jack County and Palo Pinto County.

Operating Expenses

Operating expenses for the years ended February 28, 2019 and 2018, were $878,051 and $1,273,147, respectively. The decrease was primarily due to new management implementing cost controls to lower the general and administrative expenses incurred by the Company.

Other Income (Expense)

For the year ended February 28, 2018, the Company recognized a loss on extinguishment of debt in the amount of $1,228,322 as a result of a conversion of debt from an unrelated party into the Company’s common stock.

For the years ended February 28, 2019 and 2018, the Company recorded interest expense of $52,268 and $23,648, respectively. Higher interest expense was incurred in 2019 due to additional debt issuances to related parties in the current year.

Net Loss

Our operations resulted in a net loss in the amount of $921,685 for the year ended February 28, 2019, compared to a net loss of $2,548,946 for the year ended February 28, 2018. The decrease was primarily related to additional profits generated from leases in Jack County and Palo Pinto County.

Liquidity and Capital Resources

On February 28, 2019, the Company had cash of $125,755.

Net cash used in operating activities during the year ended February 28, 2019, was $419,242, compared to cash used in operating activities of $846,368 for the same period in 2018. The decrease was primarily related to cost cutting implemented during the year ended February 28, 2019, related to the maintenance and repair of the Company’s legacy oil and gas properties.

Net cash used in investing activities during year ended February 28, 2018, was $1,600,000 for the acquisition of properties in Jack County and Palo Pinto County. There were no investing activities during the year ended February 28, 2019

Net cash provided by financing activities during the year ended February 28, 2019, was $300,000, compared to cash provided by financing activities of $2,615,000 for the year ended February 28, 2018. In 2019 the Company borrowed an additional $300,000 from a related party. In 2018, the Company received $2,300,000 from a related party through the issuance of a convertible note payable, repaid a loan for $50,000 and issued 34,520,000 shares of common stock for proceeds of $365,000.

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

To date, the funding during the past two fiscal years to support operations and facilitate some acquisitions has been provided by the largest shareholder of the Company. This individual does not have any legal obligation to continue to provide funding to the Company. Yet the majority owner has indicated a willingness, and provided some assurances, to selectively review and determine added funding for certain low risk initiatives on those oil and gas wells in which the Company has either a 100% or a majority working interest in order to increase its existing production. Our majority shareholder expects, but is not legally obligated, to provide funding for the Company’s capital expenditure program for fiscal year 2019. Such funding may be provided in the form of loans, issuance of equity or other means.

The financial statements of the Company have been prepared on a going concern basis. The Company will either have to increase its operating revenues to a point to be able to cover its operating expenses or obtain funding from other investors or lenders. There is no assurance that the Company will be able to increase its revenues or obtain funding. If it not able to do so, it will have to curtail operations or cease operations. There is no assurance that the Company will be able to continue its operations. In such instances, investors will suffer a loss in the value of their investment in the Company.

Off-Balance Sheet Arrangements

As of February 28, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Norris Industries, Inc.

Weatherford, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Norris Industries, Inc. (the “Company”) as of February 28, 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019, and the results of its operations and its cash flows for the year ended February 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp
Marcum llp

We have served as the Company’s auditor since 2018.

Houston, Texas

June 12, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Norris Industries, Inc.

Weatherford, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Norris Industries, Inc. (the “Company”) as of February 28, 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GBH CPAs, PC

We served as the Company’s auditor from 2018 to 2018.

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

June 27, 2018

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

February 28, 2019 and 2018

	2019	2018
ASSETS
Current Assets
Cash	$125,755	$244,997
Account receivable - oil & gas	71,132	108,644
Total Current Assets	196,887	353,641

Oil and Gas Property - Full Cost Method
Properties subject to amortization	2,716,102	2,716,102
Less: accumulated depletion	(259,292)	(69,760)
Total Oil and Gas Property, net	2,456,810	2,646,342
Equipment, net	7,746	12,646
Total Assets	$2,661,443	$3,012,629

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$32,549	$43,020
Accounts payable and accrued expenses - related parties	69,189	20,412
Total Current Liabilities	101,738	63,432

Convertible note payable - related party	1,850,000	1,550,000
Asset retirement obligations	92,850	76,657

Total Liabilities	2,044,588	1,690,089

Stockholders’ Equity
Preferred stock, $0.001 par value per share 20,000,000 shares authorized; no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 89,443,013 and 89,443,013 shares issued and outstanding	89,443	89,443
Additional paid-in capital	6,183,483	5,967,483
Accumulated deficit	(5,657,071)	(4,735,386)
Total Stockholder’s Equity	616,855	1,322,540

Total Liabilities and Stockholders’ Equity	$2,661,443	$3,012,629

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2019 AND 2018

	2019	2018

Revenues
Oil and gas sales	$499,074	$131,943
Total Revenues	499,074	131,943

Operating Expenses
Lease operating expenses	279,815	131,626
General and administrative expenses	878,051	1,273,147
Depletion and accretion	210,625	24,146

Total Operating Expenses	1,368,491	1,428,919

Loss from Operations	(869,417)	(1,296,976)

Other Income (Expenses)

Loss on extinguishment of debt	-	(1,228,322)
Interest expense	(52,268)	(23,648)
Total Other Expense	(52,268)	(1,251,970)

Net Loss	$(921,685)	$(2,548,946)

Net loss per common share - basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	89,443,013	89,211,013

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED FEBRUARY 28, 2019 AND 2018

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, February 28, 2017	-	-	48,696,013	$48,696	$2,791,328	$(2,186,440)	$653,584

Stock-based compensation	-	-	315,000	315	482,837	-	483,152
Common stock issued for settlement of stock payable	-	-	12,000	12	11,988	-	12,000
Common stock issued for cash	-	-	34,520,000	34,520	330,480	-	365,000
Common stock issued for loan payable	-	-	5,900,000	5,900	1,601,850	-	1,607,750
Preferred stock issued for loan payable	1,000,000	1,000	-	-	749,000	-	750,000
Net loss	-	-	-	-	-	(2,548,946)	(2,548,946)

Balance, February 28, 2018	1,000,000	1,000	89,443,013	89,443	5,967,483	(4,735,386)	1,322,540

Stock-based compensation	-	-	-	-	216,000	-	216,000

Net loss	-	-	-	-	-	(921,685)	(921,685)

Balance, February 28, 2019	1,000,000	$1,000	89,443,013	$89,443	$6,183,483	$(5,657,071)	$616,855

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2019 AND 2018

	2019	2018
Cash Flow from Operating Activities
Net loss	$(921,685)	$(2,548,946)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion and accretion	210,625	24,146
Stock-based compensation	216,000	483,152
Loss on extinguishment of debt	-	1,228,322
Loss on write-off of investment	-	5,000
Changes in operating assets and liabilities:
Accounts receivable - oil & gas	37,512	(100,474)
Accounts payable and accrued expenses	(10,471)	42,020)
Accounts payable and accrued expenses - related parties	48,777	20,412
Net Cash Used in Operating Activities	(419,242)	(846,368)

Cash Flow from Investing Activities
Purchase of oil and gas properties	-	(1,600,000)
Net Cash used in Investing Activities	-	(1,600,000)

Cash Flow from Financing Activities
Proceeds from convertible note payable - related party	300,000	2,300,000
Payment on loan payable	-	(50,000)
Common stock issued for cash	-	365,000
Net Cash provided by Financing Activities	300,000	2,615,000

Net Increase (Decrease) in Cash	(119,242)	168,632

Cash – beginning of year	244,997	76,365

Cash – end of year	$125,755	$244,997

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$4,000

Noncash Investing and Financing Activities
Reclassification of pre-acquisition costs to oil and gas properties	$-	$100,000
Common stock issued for conversion of loan	$-	$1,607,750
Issuance of common stock for stock payable	$-	$12,000
Series A Convertible Preferred Stock issued for conversion of loan	$-	$750,000
Change of estimate in asset retirement obligation	$-	$31,081
Asset retirement obligation from acquisition of oil and gas properties	$-	$29,705

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Nature of Operations and summary of Significant Accounting Policies

Norris Industries, Inc. (“NRIS” or the “Company”) (formerly International Western Petroleum, Inc.), was incorporated on February 19, 2014 as a Nevada corporation. The Company was formed to conduct operations in the oil and gas industry. The Company’s principal operating properties are in the Ellenberger formation in Coleman County, and in Jack County and Palo-Pinto County. Texas. The Company’s production operations are all located in the State of Texas.

On April 25, 2018, the Company incorporated a Texas registered subsidiary, Norris Petroleum, Inc., as its own operating entity.

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The Company’s consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which the Company has a controlling financial interest. All significant inter-company accounts and transactions have been eliminated in consolidation.

Liquidity and Capital Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements.

The Company has incurred continuing losses since 2016, including a loss of approximately $922,000 for the fiscal year ended February 28, 2019. During the fiscal year ended February 28, 2019, the Company received $300,000 in funding from its credit line, and reduced its general and administrative costs, increased revenues, and incurred cash losses of approximately $419,000 from its operating activities. Further, as of February 28, 2019, the Company had $700,000 available to borrow under its existing credit line with JBB, and cash balance of approximately $125,000 and net working capital of approximately $95,000. The Company drew an additional $100,000 on its line of credit subsequent to year-end.

The Company’s principal capital and exploration expenditures during next fiscal year are expected to relate to selected well workovers on its Jack and Palo Pinto County acreages. The Company believes that it has the ability to fund its costs for such expenditures from cash on-hand and available funds from its line of credit. The Company believes that it has sufficient working capital and in-place financing to fund its expected operational losses for twelve months following the issuance of these financial statements.

In the event that the Company required additional capital to fund higher operational losses, or oil and gas property leases purchases for fiscal year ending February 28, 2020, the Company expects to seek additional capital from one or more sources via sales of restricted private placement of sales of equity and debt securities from those other than JBB. However, there can be no assurance that the Company would be able to secure the necessary capital to fund its costs on acceptable terms, or at all. If, for any reason, the Company is unable to fund its operations, it would have to undertake other aggressive cost cutting measures and then be subject to possible loss of some of its rights and interests in prospects to curtail operations and forced to forego opportunities or in worst case, cease operations.

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

Risks and Uncertainties

The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating an emerging business, including the potential risk of business failure.

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

Depletion and depreciation of proved oil properties are calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Costs of unproved properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment.

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

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on March 1, 2018, using the modified retrospective method applied to contracts that were not completed as of March 1, 2018. Under the modified retrospective method, prior period financial positions and results were not adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While the Company does not expect fiscal year 2019 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning March 1, 2018. Refer to Note 2 – Revenue from Contracts with Customers for additional information.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to Norris Industries, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per as the inclusion of these shares would be anti-dilutive for the years ended February 28, 2019 and 2018:

F-9

	2019	2018
Stock options	1,440,000	1,440,000
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	9,250,000	7,750,000
Total Common Shares to be issued	73,356,667	75,856,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At February 28, 2019, $0 of the Company’s cash balances was uninsured. The Company has not experienced any losses on such accounts.

Sales to three customers comprised 77% of the Company’s total oil and gas revenues for the year ended February 28, 2019. As of February 28, 2019, majority of our receivables are from these three customers as well. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for our production at comparable prices.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard requires adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company adopted this standard on March 1, 2018 and there was no impact of the standard on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017, with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. There was no impact of the standard on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this update is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this update apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Target Improvements”. The amendments in this update also clarify which Topic (Topic 842 or Topic 606) applies for the combined component. Specifically, if the non-lease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with Topic 606. Otherwise, the entity should account for the combined component as an operating lease in accordance with Topic 842. An entity that elects the lessor practical expedient also should provide certain disclosures. The Company will adopt this new standard on March 1, 2019. The Company’s initial evaluation of its current leases does not indicate that the adoption of this standard will have a material impact on its consolidated statements of operations.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. The amendments in this update affect narrow aspects of the guidance issued in the amendments in update 2016-02 as described in the table below. The amendments in this update related to transition do not include amendments from proposed Accounting Standards Update, Leases (Topic 842): Targeted Improvements, specific to a new and optional transition method to adopt the new lease requirements in Update 2016-02. That additional transition method will be issued as part of a forthcoming and separate update that will result in additional amendments to transition paragraphs included in this Update to conform with the additional transition method. The Company will adopt this new standard on March 1, 2019. The Company’s initial evaluation of its current leases does not indicate that the adoption of this standard will have a material impact on its consolidated statements of operations.

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. The areas for simplification in this update involve several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

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

Exploration and Production

There were no significant changes to the timing or valuation of revenue recognized for sales of production from exploration and production activities.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the years ended February 28, 2019 and 2018:

	2019	2018
Oil sales	$250,252	$82,444
Natural gas sales	248,822	49,499
Natural gas liquids sales	-	-
Total	$499,074	$131,943

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of February 28, 2019 and 2018.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the years ended February 28, 2019 and 2018:

	February 28, 2017	Additions	Dispositions	February 28, 2018

Oil and gas properties, subject to depletion	$946,878	$1,700,000	$-	$2,646,878
Asset retirement costs	8,438	60,786	-	69,224
Accumulated depletion	(56,340)	(13,420)	-	(69,760)
Total oil and gas assets	$898,976	$1,747,366	$-	$2,646,342

	February 28, 2018	Additions	Dispositions	February 28, 2019

Oil and gas properties, subject to depletion	$2,646,878	$-	$-	$2,646,878
Asset retirement costs	69,224	-	-	69,224
Accumulated depletion	(69,760)	(189,532)	-	(259,292)
Total oil and gas assets	$2,646,342	$(189,532)	$-	$2,456,810

The depletion recorded for production on proved properties for the years ended February 28, 2019 and 2018, amounted to $189,532 and $13,420, respectively. During the years ended February 28, 2019 and 2018, there were no ceiling test write-downs of the Company’s oil and gas properties.

Jack County and Palo Pinto County Properties

On December 28, 2017, the Company paid $1.6 million for the rights to 11 oil and gas leases, totaling 2,790.9 acres. These leases are located in Jack County and Palo Pinto County in Texas. The wells located on these leases have existing production and the Company plans to invest additional funds to further develop these oil and gas properties.

The following tables summarize the purchase price and allocation of the purchase price to the net assets acquired in connection with the Acquisition:

Consideration Given

Cash paid	$1,600,000

Net Assets Acquired

Oil and gas properties	$1,624,063
Asset retirement obligation	(24,063)

Total purchase price	$1,600,000

Note 4 – Equipment

The Company’s fixed assets consisted of a used vehicle and has an estimated useful life of five years. Fixed assets consist of the following at February 28, 2019 and 2018:

	2019	2018
Vehicle	$24,500	$24,500
Accumulated depreciation	(16,754)	(11,854)
Total	$7,746	$12,646

The Company recorded depreciation expense of $4,900 and $4,940, respectively, during the years ended February 28, 2019 and 2018.

Note 5 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the year ended February 28, 2019:

Asset retirement obligations as of February 28, 2018	$76,657
Additions	-
Current year revision of previous estimates	-
Accretion during the year ended February 28, 2019	16,193
Asset retirement obligations as of February 28, 2019	$92,850

During the years ended February 28, 2019 and 2018, the Company recognized accretion expense of $16,193 and $5,826, respectively.

Note 6 – Related Party Transactions

$750,000 Loan Payable to JBB Partners, Inc. (“JBB”)

On April 7, 2017, the Company entered into a secured promissory note (the “Secured Promissory Note”) with JBB, an entity owned by the Company’s CEO and majority shareholder. Pursuant to the terms of the Secured Promissory Note, the Company borrowed from JBB $200,000 (the “Loan”). The Loan was funded on April 11, 2017. The Loan was secured by all of the Company’s assets and until August 2, 2017, was additionally secured by 17,920,000 shares of the Company’s common stock then owned by two of the then officers of the Company. The Loan carried interest at the rate of 3% per annum and the maturity date was April 7, 2018.

On July 27, 2017, to be effective as of August 2, 2017, JBB and the Company: (a) modified the Secured Promissory Note and restated it to increase the loan principal to an aggregate of $750,000, which included the advances made on April 11, 2017, and (b) modified and added certain other provisions, including elimination of the share collateral that secured the Loan, changing the maturity date to July 27, 2018, and adding a provision to automatically convert the outstanding principal and interest into 1,000,000 shares of Series A Convertible Preferred Stock.

The Company approved a name change and new corporation charter, effective on February 21, 2018. With its name change to Norris Industries, the Board approved an increase in the number of authorized common shares issuable to 150,000,000 shares, and authorized 20,000,000 shares of preferred stock, of which 1,000,000 Series A Preferred shares were issued to JBB Partners, Inc. in exchange for the $750,000 of prior debt and accrued interest outstanding (See Note 9).

During the year ended February 28, 2018, the Company recognized interest expense of $12,513 related to the $750,000 loan payable to JBB Partners, Inc.

$1,850,000 Promissory Note to JBB

On December 28, 2017, the Company borrowed $1,550,000 from JBB to complete the purchases of a series of oil and gas leases. The loan has an interest rate of 3% per annum, a maturity date of December 28, 2018 and is secured by all assets of the Company. The loan is convertible to the Company’s common stock at the conversion rate of $0.20 per share.

On June 26, 2018, the Company and JBB entered into a modification of the existing Loan Note, to add provisions to permit the Company to obtain additional advances under the Loan Note up to a maximum of $1,000,000. The Company may request an advance in increments of $100,000 no more frequently than every 30 days, provided that (i) it provides a description of the use of proceeds for the advance reasonably acceptable to JBB, and (ii) the Company is not otherwise in default of the Loan Note. The original loan amount and the advances are secured by all the assets of the Company and are convertible into common stock of the Company at the rate of $0.20 per share, subject to adjustment for any reverse and forward stock splits. The Loan Note may be repaid at any time, without penalty, however, any advance that is repaid before maturity may not be re-borrowed as a further advance.

On October 11, 2018, the Company entered into an amendment of its promissory note to JBB to extend the maturity date to December 31, 2019. On May 21, 2019, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding promissory note to September 30, 2020.

During the year ended February 28, 2019, JBB advanced $300,000 to the Company and the Company recognized interest expense of $52,268.

Note 7 – Income Taxes

Due to the Company’s net losses, there were no provisions for income taxes for the years ended February 28, 2019 and 2018.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 21% and 32.71% for the years ended February 28, 2019 and 2018, respectively, are summarized as follows:

	2019	2018

Pretax book loss	$(193,554)	$(833,505)
Permanent differences:
Stock-based compensation	45,360	78,995
Loss on settlement of debt	-	200,831
Change in valuation allowance	136,286	243,412
Change in the effective rates	-	331,363
Other adjustments	11,908	(21,096)
Total tax expense	$-	$-

Deferred income tax assets for the years ended February 28, 2019 and 2018 are as follows:

Deferred Tax Assets	2019	2018

Net operating losses carry forwards	$1,577,319	$1,444,810
Others	-	(3,777)
Total deferred tax assets	1,577,319	1,441,033
Less valuation allowance	(1,577,319)	(1,441,033)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at February 28, 2019 and 2018. The net change in the total valuation allowance from February 28, 2018 and February 28, 2019, was an increase of $136,286.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of February 28, 2019, and 2018, the Company did not have any significant uncertain tax positions or unrecognized tax benefits.

As of February 28, 2019, the Company has federal net operating loss carryforwards of approximately $5,213,000 for federal and state tax purposes, respectively, which if not utilized, will expire beginning in 2038, respectively, for both federal and state purposes.

Utilization of NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code (the “Code”), as amended, as well as similar state provisions. In general, an “ownership change” as defined by the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain shareholders or public groups. The Company experienced an “ownership change” within the meaning of IRC Section 382 during the year ended February 28, 2019. As a result, certain limitations apply to the annual amount of net operating losses that can be used to offset post ownership change taxable income.

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

Note 8 – Commitments and Contingencies

Office Lease

As of September 1, 2018, the Company moved to the offices of International Western Oil Corp. (“IWO”), a related party, in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO.

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

The Series A Convertible Preferred Stock has certain dividend, liquidation, voting and conversion rights. When, and as declared by the Company’s Board of Directors, the holders of Series A Convertible Preferred Stock may be entitled to participate prior to any dividends paid on the Company’s common stock. There are no other dividend rights. The Series A Convertible Preferred Stock Original Issuance Price is $0.75 per share. In the event of any liquidation, dissolution or winding up of the Company or any Deemed Liquidation Event (as defined in the Certificate of Designation), the holders of Series A Convertible Preferred Stock would be entitled to receive, prior to and in preference to the holders of common stock, an amount per share of Series A Preferred Stock equal to three (3) times the Series A Preferred Stock Original Issue Price plus any declared but unpaid dividends thereon, which is the full principal amount of the $750,000 Loan Payable to JBB.

Holders of the Series A Convertible Preferred Stock have the right to convert shares of Series A Convertible Preferred Stock, at any time and from time to time, into such number of fully paid and non-assessable shares of common stock as is determined by the number of shares Series A Convertible Preferred Stock, divided by the product of (i) the Preferred Stock Conversion Price in effect at the time of conversion and (ii) 0.02. The “Preferred Stock Conversion Price” shall initially be equal to $0.75 will equal 666,667 shares of common stock. Such Preferred Stock Conversion Price shall be subject to adjustment as in the event of stock split, merger, reorganization and certain dividend and distribution. There is no mandatory conversion or redemption right by the Company.

As of February 28, 2019, there were 1,000,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Common Stock

There were no issuances of common stock (or common stock activity) during the year ended February 28, 2019.

During the year ended February 28, 2018, the Company had the following common stock activity:

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

Stock Options

During the year ended February 28, 2018, the Company granted two of its officers options to purchase a total of 1,440,000 shares the Company’s common stock with an exercise price of $0.01 per share, a term of 2 years until August 3, 2019, and a vesting period of 2 years. The options had an aggregate fair value of $431,956 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.34%; (2) expected life of 2 years; (3) expected volatility of 482.51%; and (4) zero expected dividends.

The fair value of all options issued and outstanding are being amortized over their respective vesting periods. These options had an intrinsic value of $68,160 as of February 28, 2019. During the year ended February 28, 2019, the Company recorded total option expense of $216,000 related to the vesting of these options. The unrecognized compensation expense on these options at February 28, 2019 was approximately $90,000. As of February 28, 2019, these options have a weighted-average remaining life of 0.43 years, and a weighted-average exercise price at $0.01 per share, with total of 1,440,000 options outstanding, of which approximately 1,140,000 options were fully vested as of February 28, 2019.

Note 10 – Subsequent Events

On May 21, 2019, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding notes payable to September 30, 2020, and also funded an additional $100,000 to the Company.

Note 11 – Supplemental Oil and Gas Disclosures (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities

The estimates of proved oil and gas reserves utilized in the preparation of these statements were prepared by Bryant M. Mook for years ended February 28, 2019 and 2018, using reserve definitions and pricing requirements prescribed by the SEC. The Company used a combination of production performance and offset analogies, along with estimated future operating and development costs as provided by the Company and based upon historical costs adjusted for known future changes in operations or developmental plans, to estimate its reserves.

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. All estimates of proved reserves are determined according to the rules prescribed by the SEC. These rules indicate that the standard of “reasonable certainty” be applied to the proved reserve estimates. This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since February 28, 2019. The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company’s proved reserves are proved developed non-producing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

All of the Company’s reserves are located in the United States.

	February 28, 2019	February 28, 2018
Proved oil and gas properties	$2,716,102	$2,716,102
Unproved oil and gas properties	-	-
Accumulated depreciation, depletion and amortization	(259,292)	(69,760)
Total acquisition, development and exploration costs	$2,456,810	$2,646,342

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

At February 28, 2019 and 2018, unevaluated costs of $0 were excluded from the depletion base.

	February 28, 2019	February 28, 2018
Acquisition of properties - proved	$-	$1,605,000
Acquisition of properties - unproved	-	-
Exploration costs	-	-
Development costs	-	-
Disposition/sale	-	(5,000)
Total costs incurred	$-	$1,600,000

Estimated Quantities of Proved Oil and Gas Reserves

The following table sets forth proved oil and gas reserves together with the changes therein, proved developed reserves and proved undeveloped reserves for the years ended February 28, 2019 and 2018. Units of oil are in thousands of barrels (“MBbls”) and units of gas are in millions of cubic feet (“MMcf”). Gas is converted to barrels of oil equivalents (“MBoe”) using a ratio of six Mcf of gas per Bbl of oil.

	2019			2018
	Oil	Gas	BOE	Oil	Gas	BOE
Proved reserves:
Beginning of year	197	4,609	966	138	103	155
Revisions	(72)	(2,966)	(567)	(33)	(91)	(48)
Extensions and discoveries	-	-	-	-	-	-
Purchases of minerals-in-place				94	4,617	864
Sales of minerals-in-place	-	-	-	-	-	-
Production	(5)	(107)	(23)	(2)	(20)	(5)
End of year	120	1,536	376	197	4,609	966

Proved developed reserves:
Beginning of year	59	861	203	12	38	18
End of year	27	210	62	59	861	203

Proved not producing reserves:
Beginning of year	138	3,747	763	54	14	57
End of year	48	1,206	249	138	3,747	763

Proved undeveloped reserves:
Beginning of year	-	-	-	76	64	86
End of year	45	120	65	-	-	-

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

Future cash inflows for 2019 were computed by applying the average price for the year to the year-end quantities of proved reserves. The 2019 average price for the year was calculated using the 12-month period prior to the ending date of the period covered by the report, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period. Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting year. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing and producing proved oil and natural gas reserves at the end of the year, based on year-end costs, assuming continuation of year-end economic conditions. Future income tax expense was computed by applying statutory rates, less the effects of tax credits for each period presented, and to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties, after consideration of available net operating loss and percentage depletion carryovers. Discounted future net cash flows have been calculated using a ten percent discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.

The estimated present value of future cash flows relating to prove reserves is extremely sensitive to prices used at any measurement period. The prices used for each commodity for the years ended February 28, 2019 and 2018 as adjusted, were as follows:

	Oil (Bbl) Using NYMEX WTI	Gas (Mcf) Using NYMEX Henry Hub
2019 (average price)	$63.43	$3.04
2018 (average price)	$53.49	$3.00

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

The following table sets forth the standardized measure of discounted future net cash flows relating to proven reserves for the years ended February 28, 2019 and 2018, respectively (stated in thousands):

	2019	2018
Future cash inflows	$12,571	$24,391
Future costs:
Production costs	(3,762)	(4,530)
Future tax expense	(1,070)	(2,209)
Future development costs	(516)	(950)
Future net cash flows	7,223	16,702
10% annual discount for estimated timing of cash flows	(3,808)	(8,755)
Standardized measure of discounted net cash flows	$3,415	$7,947

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows at 10% per annum for the years ended February 28, 2019 and 2018, respectively (stated in thousands):

	2019	2018
Increase (decrease):
Beginning of year	$7,947	$2,544
Sales of oil produced, net of production costs	(288)	1,595
Net changes in sales and transfer prices and in production costs and production costs related to future production	15,804	(10,443)
Previously estimated development costs incurred during the period	-	-
Changes in future development costs	(435)	950
Revisions of previous quantity estimates due to prices and performance	(5,138)	(649)
Accretion of discount	795	254
Discoveries, net of future production and development costs associated with these extensions and discoveries	-	-
Purchases and sales of minerals in place		6,894
Timing and other	(15,270)	6,802
End of year	$3,415	$7,947

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 5, 2018, Norris Industries, Inc. (the “Company”) accepted the resignation of GBH CPAs, PC (“GBH”) and engaged Marcum LLP (“Marcum”) as its independent registered public accountants. This change occurred in connection with GBH combining its practice with Marcum, effective July 1, 2018. The engagement of Marcum was approved by the Company’s Board of Directors.

Pursuant to applicable rules, the Company makes the following additional disclosures:

(a) GBH’s reports on the consolidated financial statements of the Company as at and for the fiscal year ended February 28, 2018, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

(b) During the fiscal year ended February 28, 2018, and through October 5, 2018, there were no disagreements with GBH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to GBH’s satisfaction would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the fiscal year ended February 28, 2018, and through October 5, 2018, there were no events of the type described in Item 304(a)(1)(v) of Regulation S-K.

(c) During the fiscal years ended February 28, 2018 and 2017, and through October 5, 2018, the Company did not consult with Marcum with respect to any matter whatsoever including without limitation with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) under the 2013 Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of February 28, 2019, our internal control over financial reporting is not effective. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at February 28, 2019:

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

(c) Changes in Internal Controls

No change in our internal control over financial reporting occurred during the last fiscal quarter ended February 28, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our officers and directors as of May 31, 2019. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Patrick L. Norris	60	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer
Ross Henry Ramsey	33	President of the Oil and Gas Division and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Patrick L. Norris is the founder of Norris International Services, LLC, a specialty machine shop in New Iberia, Louisiana, that was started in 2004, and serves the oil field petroleum parts, tubulars and the utility road boring industries. Mr. Norris has been in the specialty manufacturing business for over 39 years.

Mr. Norris’ qualifications to serve on our Board include his experience in the oil and gas industry, and significant investment made into enterprises from his own resources.

Ross Henry Ramsey is a co-founder of the Company and has served as the Chief Executive Officer, President, Chief Financial Officer, and a Director since our inception. Since 2011, Mr. Ramsey has been the Chief Executive Officer and President of International Western Oil Corporation, making it a very active explorer through Central West Texas. He also serves as President of the Company, which is the holding company of International Western Oil Corporation. From 2010 to 2011, Mr. Ramsey served as an independent drilling and completion consultant. Mr. Ramsey’s specializes in drilling acreage and establishing PUD’S (Proven Under Development locations) for new drilling locations and multiple recovery methods from primary to and secondary recovery methods. Mr. Ramsey has been involved with over 100 well bores, from drilling and testing, to completion. Ross has been a production specialist as part of the exploration in Young County, Coke County, Fischer County, Jones County and Taylor County, all of which are in Texas.

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

Committees of the Board of Directors

The Board of Directors does not have any separately designated audit committee, compensation committee, or nominating committee. The functions of those committees are undertaken by our Board of Directors. The Board of Directors believes that the creation of these committees, at this time, would be cumbersome and constitute more form over substance insofar as there are only two directors, and they perform those functions at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the SEC. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended February 28, 2019. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock during the fiscal year ended February 28, 2019. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the SEC.

Item 11. Executive Compensation

Compensation of Executives

During the year ended February 28, 2019, Chairman Patrick Norris received compensation of $1,500 per month for an annual amount of $18,000. Mr. Ross Ramsey was paid a monthly salary of $5,540 from the Company, for an annual amount of $66,480. No other amounts were paid, or benefits provided to Mr. Ross.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of May 28, 2019, with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of the company c/o Norris Industries, Inc., 102 Palo Pinto St. Suite B, Weatherford, Texas 76086.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
5% Stockholders:
Patrick L. Riggs (4)	5,900,000	6.60%

Directors and Executive Officers:
Patrick L. Norris, President, Chairman, Board of Directors and CEO/CFO (2)	58,450,000	65.35%
Ross Henry Ramsey, President of the Oil and Gas Division, and Director (3)	2,000,000	2.24%
All directors and executive officers as a group (2 persons)	60,450,000	67.58%

(1)	Based on 89,443,013 shares of common stock outstanding as of May 28, 2019.
(2)	Excludes (i) the number of shares of common stock into which the 1,000,000 Series A Preferred Stock may be converted, which currently is 66,666,667 shares of common stock and (ii) the number of shares of common stock into which the aggregate of $1,950,000 convertible notes, owned by JBB Partners, LLC, may be converted which currently is 9,750,000 shares of common stock.
(3)	Excludes 480,000 unvested options issued to Mr. Ramsey.
(4)	This information is based upon the Schedule 13D filed by Patrick Riggs and Riggs Capital. The address for Patrick Riggs is 10530 Normont Drive, Houston, TX 77070.

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

During the years ended February 28, 2019 and 2018, IWO contributed no capital to the Company.

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

Holders of the Series A Preferred Stock have the right to convert shares of Series A Preferred Stock, at any time and from time to time, into such number of fully paid and non-assessable shares of Common Stock as is determined by the number of shares Series A Preferred Stock, divided by the product of (i) the Preferred Stock Conversion Price in effect at the time of conversion and (ii) 0.02. The “Preferred Stock Conversion Price” shall initially be equal to $0.75 (as an example: 10,000 shares of Series A Preferred Stock / (0.75 x 0.02) will equal 666,666.66 shares of Common Stock). Such Preferred Stock Conversion Price shall be subject to adjustment as in the event of stock split, merger, reorganization and certain dividend and distribution. There is no mandatory conversion or redemption right by the Company.

JBB Partners (“JBB”) Loan Note

On December 28, 2017, the Company borrowed $1,550,000 from JBB to complete the purchases of a series of oil and gas leases. The loan has an interest rate of 3% per annum, has a maturity date of December 28, 2018 and is secured by all assets of the Company. The loan is convertible to the Company’s common stock at the conversion rate of $0.20 per share. On May 21, 2019, the Company entered into an amendment of its promissory note to JBB to extend the maturity date to September 30, 2020.

On June 26, 2018, the Company and JBB have entered into a modification of the existing Secured Promissory Note originally dated December 28, 2017 (‘Loan Note”), to add provisions to permit the Company to obtain advances under the Loan Note up to a maximum of $1,000,000. The maturity date of the original amount and all the advances is December 31, 2019.

During the year ended February 28, 2019, JBB advanced $300,000 to the Company and the Company recognized interest expense of $48,777.

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

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional services provided by Marcum and GBH for the audits of our annual financial statements for the years ended February 28, 2019 and 2018:

Marcum	Year Ended February 28, 2019
Audit Fees (1)	$41,979
Audit-Related Fees (2)	-
Tax Fees (3)	3,334
All Other Fees (4)	-

Total	$45,313

GBH	Year Ended February 28, 2018
Audit Fees (1)	$39,595
Audit-Related Fees (2)	-
Tax Fees (3)	740
All Other Fees (4)	-

Total	$40,335

(1)	Audit fees include professional services rendered for (i) the audit of our annual financial statements for the years ended February 28, 2019 and 2018 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit fees.”

(3)	Tax fees include professional services relating to preparation of the annual tax return.

(4)	Other fees include professional services for review of various filings and issuance of consents.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of the following documents filed as part of the report:

(1)	See the index to our consolidated financial statements on page F-1 for a list of the financial statements being filed in this Annual Report.

(2)	All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	See Item 15(b) below for all exhibits being filed or incorporated by reference herein.

(b)	Exhibits: The Exhibit Index attached to this Annual Report is incorporated by reference herein.

EXHIBITS – NORRIS INDUSTRIES, INC.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1(a)	Articles of Incorporation	S-1	3.1	6/3/2014

3.1(b)	Amendment to Articles of Incorporation (Change of Name, Increase in Capitalization, Creation of Blank Check Preferred)	8-K	3.1	2/26/2018

3.1(c)	Amendment to Articles of Incorporation (Creation of Series A Preferred Stock	8-K	3.2	2/26/2018

3.2	Bylaws	S-1	3.2	6/3/2014

10.1	Acquisition Agreement, dated May 4, 2015, by and among International Western Oil Corporation and Norris Industries, Inc.	8-K	2.1	5/20/2015

10.1	Assignment, Conveyance and Bill of Sale between the Company and Cerberus Production, LLC, dated July 29, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on October 18, 2016)	10-Q	10.1	10/18/2016

10.2	Retainer Amendment Agreement with International Western Oil, dated October 1, 2015	10-Q	10.2	1/14/2016

10.3	Promissory Note between Company and JBB Partners, LLC dated May 21, 2019 modifications related to due date extension, and credit line terms and conditions.				X

31.1	Certification of Principal Executive Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

99.1	Reserve report of Bryant M. Mook, B.Sc. M.Eng				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Norris Industries, Inc.

Dated: June 12, 2019	By:	/s/ Patrick L Norris
Patrick L Norris
Chief Executive Officer, President and Chief Financial Officer (Duly Authorized, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick L Norris	Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and Chairman of Board	June 12, 2019
Patrick L Norris

/s/ Ross Henry Ramsey	Director of the Company and President of the Oil and Gas Division	June 12, 2019
Ross Henry Ramsey

