Form 10-Q
period 2019-05-31
Norris Industries, Inc.
filed 2019-07-12
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55695

Norris Industries, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-5034746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 Palo Pinto St, Suite B Weatherford, Texas	76086
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X] (do not check if smaller reporting company)	Smaller reporting company [X]

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

As of July 12, 2019, the registrant had 89,443,013 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

May 31, 2019

2

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

MAY 31, 2019 AND FEBRUARY 28, 2019

(UNAUDITED)

	May 31, 2019	February 28, 2019
ASSETS
Current Assets
Cash	$141,226	$125,755
Account receivable - oil & gas	82,918	71,132
Total Current Assets	224,144	196,887

Oil and Gas Property - Full Cost Method
Properties subject to amortization	2,709,129	2,716,102
Less: accumulated depletion	(294,892)	(259,292)
Total Oil and Gas Property, net	2,414,237	2,456,810
Equipment, net	-	7,746
Total Assets	$2,638,381	$2,661,443

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$40,964	$32,549
Accounts payable and accrued expenses - related parties	83,704	69,189
Total Current Liabilities	124,668	101,738

Convertible note payable - related party	2,050,000	1,850,000
Asset retirement obligations	85,933	92,850

Total Liabilities	2,260,601	2,044,588

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value per share 20,000,000 shares authorized	-	-
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 89,443,013 and 89,443,013 shares issued and outstanding	89,443	89,443
Additional paid-in capital	6,237,483	6,183,483
Accumulated deficit	(5,950,146)	(5,657,071)
Total Stockholder’s Equity	377,780	616,855

Total Liabilities and Stockholders’ Equity	$2,638,381	$2,661,443

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MAY 31, 2019 AND 2018

(UNAUDITED)

	2019	2018

Revenues
Oil and gas sales	$119,359	$126,072
Total Revenues	119,359	126,072

Operating Expenses
Lease operating expenses	154,921	70,673
General and administrative expenses	209,596	220,933
Depletion, depreciation and accretion	35,656	25,060

Total Operating Expenses	400,173	316,666

Loss from Operations	(280,814)	(190,594)

Other Income (Expenses)
Gain on sale of equipment	2,254	-
Interest expense	(14,515)	(11,721)
Total Other Expense	(12,261)	(11,721)

Net Loss	$(293,075)	$(202,315)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	89,443,013	89,443,013

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MAY 31, 2019

(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, February 28, 2019	1,000,000	$1,000	89,443,013	$89,443	$6,183,483	$(5,657,071)	$616,855

Stock-based compensation	-	-	-	-	54,000	-	54,000

Net loss	-	-	-	-	-	(293,075)	(293,075)

Balance, May 31, 2019	1,000,000	$1,000	89,443,013	$89,443	$6,237,483	$(5,950,146)	$377,780

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MAY 31, 2018

(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, February 28, 2018	1,000,000	$1,000	89,443,013	$89,443	$5,967,483	$(4,735,386)	$1,322,540

Stock-based compensation	-	-	-	-	54,000	-	54,000

Net loss	-	-	-	-	-	(202,315)	(202,315)

Balance, May 31, 2018	1,000,000	$1,000	89,443,013	$89,443	$6,021,483	$(4,937,701)	$1,174,225

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2019 AND 2018

(UNAUDITED)

	2019	2018
Cash Flow from Operating Activities
Net loss	$(293,075)	$(202,315)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, depreciation and accretion	35,656	25,060
Stock-based compensation	54,000	54,000
Gain on sale of equipment	(2,254)	-
Changes in operating assets and liabilities:
Accounts receivable - oil & gas	(11,786)	32,881
Accounts payable and accrued expenses	8,415	39,381
Accounts payable and accrued expenses - related parties	14,515	11,721
Net Cash Used in Operating Activities	(194,529)	(39,272)

Cash Flow from Investing Activities
Proceeds from sale of equipment	10,000	-
Net Cash used in Investing Activities	10,000	-

Cash Flow from Financing Activities
Proceeds from related party loan	200,000	-
Net Cash provided by Financing Activities	200,000	-

Net Increase (Decrease) in Cash	15,471	(39,272)

Cash – beginning of period	125,755	244,997

Cash – end of period	$141,226	$205,725

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Noncash Investing and Financing Activities
Change in estimate of asset retirement obligations	$6,973	$-

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On April 25, 2018, the Company incorporated a Texas registered subsidiary, Norris Petroleum, Inc., as an operating entity.

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended February 28, 2019. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company’s consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which the Company has a controlling financial interest. All significant inter-company accounts and transactions have been eliminated in consolidation.

Liquidity and Capital Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements.

The Company has incurred continuing losses since 2016, including a loss of approximately $922,000 for the fiscal year ended February 28, 2019. During the three months ended May 31, 2019, the Company received $200,000 in funding from its credit line and incurred cash losses of approximately $195,000 from its operating activities. As of May 31, 2019, the Company had $500,000 available to borrow under its existing credit line with JBB Partners, Inc. (“JBB”), an affiliate of the Company’s Chief Executive Officer, and a cash balance of approximately $141,000 and net working capital of approximately $99,000. Subsequent to the quarter end, in June 2019, the Company secured a separate term loan of $250,000 from JBB to purchase full ownership of the Marshall-Walden oil and gas property.

The Company’s principal capital and exploration expenditures during next fiscal year are expected to relate to selected well workovers on its Jack and Palo Pinto County acreages. The Company believes that it has the ability to fund its costs for such expenditures from cash on-hand and available funds from its line of credit. The Company believes that it has sufficient working capital and in-place financing to fund its expected operational losses for fiscal year 2020.

In the event that the Company requires additional capital to fund higher operational losses or oil and gas property lease purchases for fiscal year ending February 28, 2020, the Company expects to seek additional capital from one or more sources via restricted private placement sales of equity and debt securities from those other than JBB. However, there can be no assurance that the Company would be able to secure the necessary capital to fund its costs on acceptable terms, or at all. If, for any reason, the Company is unable to fund its operations, it would have to undertake other aggressive cost cutting measures and then be subject to possible loss of some of its rights and interests in prospects to curtail operations and forced to forego opportunities or in worst case, cease operations.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to Norris Industries, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per as the inclusion of these shares would be anti-dilutive for the three months ended May 31, 2019 and 2018:

	2019	2018
Stock options	1,440,000	1,440,000
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	10,250,000	7,750,000
Total common shares to be issued	78,356,667	75,856,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At May 31, 2019, $0 of the Company’s cash balances was uninsured. The Company has not experienced any losses on such accounts.

Recent Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842)”. The new lease guidance supersedes Topic 840. The core principle of the guidance is that entities should recognize the assets and liabilities that arise from leases. Topic 840 does not apply to leases to explore for or use minerals, oil, natural gas and similar non-regenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, which provides entities with an alternative modified transition method to elect not to recast the comparative periods presented when adopting Topic 842. The Company adopted Topic 842 as of March 1, 2019, using the alternative modified transition method, for which, comparative periods, including the disclosures related to those periods, are not restated.

In addition, the Company elected practical expedients provided by the new standard whereby, the Company has elected to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs and to retain off-balance sheet treatment of short-term leases (i.e., 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise). As a result of the short-term expedient election, the Company has no leases that require the recording of a net lease asset and lease liability on the Company’s consolidated balance sheet or have a material impact on consolidated earnings or cash flows as of May 31, 2019. Moving forward, the Company will evaluate any new lease commitments for application of Topic 842.

Compensation-Stock Compensation

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. The areas for simplification in this update involve several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted the standard as of March 1, 2019. There was no impact of the standard on its consolidated financial statements.

Recent Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The effective date of ASU No. 2016-13 will be the first quarter of the Company’s fiscal 2021 with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2016-13 on its consolidated financial statements.

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

Note 2 – Revenue from Contracts with Customers

Change in Accounting Policy

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on March 1, 2018, using the modified retrospective method applied to contracts that were not completed as of March 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While the Company’s net earnings are not materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning March 1, 2018.

Exploration and Production

There were no significant changes to the timing or valuation of revenue recognized for sales of production from exploration and production activities.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three months ended May 31, 2019 and 2018:

	2019	2018
Oil sales	$98,929	$70,075
Natural gas sales	20,430	55,997
Natural gas liquids sales	-	-
Total	$119,359	$126,072

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of May 31, 2019 and February 28, 2019.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the three months ended May 31, 2019:

	February 28, 2019	Additions	Change in Estimates	May 31, 2019

Oil and gas properties, subject to depletion	$2,646,878	$-	$-	$2,646,878
Asset retirement costs	69,224	-	(6,973)	62,251
Accumulated depletion	(259,292)	(35,600)	-	(294,892)
Total oil and gas assets	$2,456,810	$(35,600)	$(6,973)	$2,414,237

The depletion recorded for production on proved properties for the three months ended May 31, 2019 and 2018, amounted to $35,600 and $14,030, respectively. During the three months ended May 31, 2019 and 2018, there were no ceiling test write-downs of the Company’s oil and gas properties.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the three months ended May 31, 2019:

Asset retirement obligations as of February 28, 2019	$92,850
Additions	-
Current year revision of previous estimates	(6,973)
Accretion during the three months ended May 31, 2019	56
Asset retirement obligations as of May 31, 2019	$85,933

During the three months ended May 31, 2019 and 2018, the Company recognized accretion expense of $56 and $9,805, respectively.

Note 5 – Related Party Transactions

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

During the three months ended May 31, 2019, JBB advanced $200,000 to the Company. The Company recognized interest expense of $14,515 and $11,721 for the three months ended May 31, 2019 and 2018, respectively. As of May 31, 2019, and February 28, 2019, there was $2,050,000 and $1,850,000, respectively, of outstanding under this note.

Equipment Sale

During the three months ended May 31, 2019, the Company sold one used vehicle, a work truck, for proceeds $10,000 to affiliate operator of IWO. As a result of this sale, the Company recognized a gain on sale of equipment on its statement of operations of $2,254.

Note 6 – Commitments and Contingencies

Office Lease

Change in Accounting Policy – The Company adopted ASU No. 2016-02, “Leases (Topic 842)” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, March 1, 2019, using the alternative modified transition method, for which, comparative periods, including the disclosures related to those periods, are not restated as of March 1, 2019. Refer to Note 1 – Summary of Significant Accounting Policies above for additional information.

As of September 1, 2018, the Company moved to the offices of International Western Oil Corp. (“IWO”), a related party, in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the three months ended May 31, 2019, the Company incurred $2,850 of rent expense under this lease that is included in general and administrative expenses on the statement of operations.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the King County, Texas lease acreage, 640 acres are due to expire in June 2021. The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. Where the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where it is able.

Note 7 – Equity Transactions

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

The fair value of all options issued and outstanding is being amortized over their respective vesting periods. These options had an intrinsic value of $76,464 as of May 31, 2019. During the three months ended May 31, 2019, the Company recorded total option expense of $54,000 related to the vesting of these options. The unrecognized compensation expense on these options at May 31, 2019 was approximately $36,000. As of May 31, 2019, these options have a weighted-average remaining life of 0.18 years, and a weighted-average exercise price at $0.01 per share, with total of 1,440,000 options outstanding, of which approximately 1,320,000 options were fully vested as of May 31, 2019.

Note 8 – Subsequent Events

On June 13, 2019, JBB lent the Company $250,000 under a secured promissory note. The funds were used to acquire the remaining working interest in the Marshall Walden oil and gas property from Odyssey Enterprises LLC. The loan has an interest rate of 5% per annum, a maturity date of June 30, 2022, and is secured by all assets of the Company. The loan is convertible into the Company’s common stock at the conversion rate of $0.20 per share.

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

Overview

Norris Industries, Inc. (“NRIS” or the “Company”) (formerly International Western Petroleum, Inc.) was incorporated on February 19, 2014, as a Nevada corporation and is headquartered in Irving, Texas. The Company was formed to conduct operations in the oil and gas industry, and currently focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. On May 4, 2015, the Company acquired significant working interests from the Bend Arch Lion 1A and the Bend Arch Lion 1B Joint Ventures in Coleman County of Texas, encompassing a total production of 7 producing oil and gas wells on a total of 380 acres out of 777-acre leaseholds showing proven recoverable reserves of approximately 416.34 Mbbl and 317.45 MMcf as of March 1, 2015. We believe that the Bend Arch Lion 1A and 1B Joint Ventures are parts of the total 777-acre leaseholds that have not been fully explored. In fiscal year 2018, the Company, together with its affiliated operator: International Western Oil Corporation (“IWO”), have undertaken basic maintenance of the oil and gas wells, with a total of 8 gross wells in production in the Midland, Texas, area. The Company also manages the 45-acre Marshall Walden joint venture with 8 Woodbine Sand oil wells in Kilgore City, Texas, and acquired a 640-acre leasehold with 3 oil wells (non-producing) from the multi-zone Ratliff property in King County, thus setting a foothold in the Eastern Permian Basin of Texas. The Company, in fiscal year 2018, also purchased producing oil and gas mineral leases, in the Texas counties of Jack and Palo-Pinto in the North Central Western part of Texas. The lease was for 20 oil & gas wells on 2,790 gross acres with majority working and operating interest with daily production of 40+ barrels of oil equivalent (“BOE”). Currently, NRIS holds approximately 4,200 total gross acres in leaseholds in various areas of North Central Texas region. The Company fulfilled it plans to acquire additional leaseholds with the purchase in June 2019 of additional interest in the Marshall Walden oil and gas property; as a result, the Company is now the 100% working interest (“WI”) owner and operator of that property.

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

We plan to execute the following business strategies:

Develop and Grow Our Hydrocarbon Resource Acreage Positions Using Outside Development Expertise. We plan to continue to seek and acquire niche assets in hydrocarbon-rich resource plays to improve our asset quality and expand our drilling inventory. We plan to leverage our management team’s expertise and apply the latest available EOR technologies to economically develop our existing property portfolio in Central West and East Texas in addition to any assets in other regions we may acquire. We operate the majority of our acreage, thus giving us certain control over the planning of capital expenditures, execution and cost reduction. Our operational plan allows us to adjust our capital spending based on drilling results and the economic environment. As a small producer, we regionally evaluate industry drilling results to implement simple yet effective operating practices which may increase our initial production rates, ultimate recovery factors and rate of return on invested capital.

Acquire Small Producing Companies with Compelling Underlying Values. We identify acquisition opportunities of exploration and production companies with underlying assets to unlock the development potential and accelerate production using new technologies and capital infusion from capital partners.

Our operation strategy is to identify “niche” hydrocarbon land leases in Texas with studies to develop reserves via drilling or re-entering existing low production wells to increase production and enhance valuation of our production assets. We also plan to position the Company by growing our management team with added petroleum experts in the United States to partner up with other oil and gas players once we have established our business to positive cash flow from our existing presence in the Texas oil field markets.

Our management’s time in the petroleum markets and our ability to contract experienced geology expertise, allows us to identify and secure acreage with potential reserves. Management believes that the Company’s near prospects as a public company could become attractive, even if our current business is still small and at a risky stage of transition and development.

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

Operational Plans

During fiscal year 2019, the Company was in a period of assessment and work-over of its existing wells as result of its acquisition of the Jack and Palo Pinto oil and gas leases, completed on December 28, 2017. During the 2020 fiscal year, we are looking for, on a selective basis, oil and gas reserve concessions with existing production. We intend to seek to raise enough capital via equity or debt financing options to meet our operational goals in fiscal year 2020, be this from our control owner, or other third-party financing sources, including the capital markets. The Company is still in the process of assessing the wells it acquired and is reviewing its options to make improvements in the future to address the underperformance.

The Company shifted its E&P plan on regional acquisition(s) to a focus in the North Texas and Outside of Permian Basin region. This region has been producing oil continuously for nearly 100 years and the U.S. Geological Survey (“USGS”) has recently announced that this region has the largest estimate of continuous oil production that it has ever assessed. Our area of interest is production locations in Texas but outside of the Texas Permian Basin market where property prices are too high for a smaller player as a result of USGS estimates that there are 20 billion barrels of undiscovered, technically recoverable oil.

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

The Company has plans to implement a cost-effective operating budget for each exploration project associated with our acquisition project and each budget will vary depending on the total depth of drilling and whether it is a new drilling or a re-entry. For each project, the Company plans on hiring selected operators to work under the close supervision of a core team of Company geologists, engineers and scientists.

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

Results of Operations

Comparison of the Three Months Ended May 31, 2019 with the Three Months Ended May 31, 2018

Revenues

The Company generated revenues of $119,359 from oil and gas sales for the three months ended May 31, 2019, as compared to $126,072 for the three months ended May 31, 2018. The decrease in revenues mainly came from a decrease in the market price of the Company’s oil and slightly lower production from the oil and gas from properties that we acquired at the end of fiscal year 2018.

Operating Expenses

Operating expenses for the three months ended May 31, 2019 and 2018 were $400,173 and $316,666, respectively. Our lease operating expenses increased and were $154,921 for the three-month period ended May 31, 2019, compared to $70,673 for the three-month period ended May 31, 2018, that was primarily related to additional lease operating expenses incurred for costs paid for on behalf of the other working interest owners of the Marshall Walden oil and gas property in anticipation of acquiring their interest in the property, which was completed subsequent to period end. Our general and administrative expense decreased slightly to $209,596 for the three-month period ended May 31, 2019, compared to $220,933 for the three-month period ended May 31, 2018, primarily because of implemented cost cutting measures. Our depletion, depreciation and accretion expense increased by $10,596, primarily related to the oil and gas properties that we acquired at the end of fiscal year 2018

Other Income (Expense)

For the three months ended May 31, 2019 and 2018, the Company recorded interest expense of $14,515 and $11,721 related to outstanding debts. The Company also sold a piece of equipment during the current period recognized a gain of $2,254 on the sale. No similar sale occurred during the prior year period.

Net Loss

We had a net loss in the amount of $293,075 for the three months ended May 31, 2019, compared to a net loss of $202,315 for the three months ended May 31, 2018. The increase in losses was primarily related to lower revenues and higher expenses incurred from the Marshall Walden oil and gas properties as a result of additional lease operating expenses incurred that were paid on behalf of the other working interest owners in anticipation of acquiring their interest in the property, which was completed subsequent to period end.

Liquidity and Capital Resources

As of May 31, 2019, the Company had cash on-hand of $141,226.

Net cash used by operating activities during the three months ended May 31, 2019 was $194,529, compared to cash used in operating activities of $39,272 for the same period in 2018. The increase was mainly related to us being unable to increase production after increased lease operating expenses and other costs in the current period.

Net cash provided by investing activities during the three months ended May 31, 2019 consisted of proceeds from the sale of equipment for $10,000. No similar sale occurred during the prior year period.

Net cash provided by financing activities for three months ended May 31, 2019 was $200,000, related to proceeds from the Company’s line of credit with JBB. During the three months ended May 31, 2018, cash provided by financing activities was $0.

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

The Company currently has a secured, convertible note entered into effective December 28, 2017, which is secured by all the assets of the Company. The note is issued to an affiliate of the Chief Executive Officer of the Company, and the holder of the note is a controlling majority shareholder of the Company. The existence of the notes, as well as the security interest, may limit the opportunity to raise financing that requires a security interest or would suffer dilution because of the convertibility of the notes. Additionally, the note is convertible into shares of common stock of the Company, which if converted will cause a substantial dilution to the equity of the outstanding Common Stock. On February 26, 2018, the note holder converted its prior note for $750,000, that was due July 28, 2018, into 1,000,000 Series A Preferred Stock. The note for $1,550,000 was extended to September 30, 2020 from the original due date of December 28, 2018. On June 26, 2018 and May 21, 2019, the Company and JBB entered into modifications of the existing Secured Promissory Note originally dated December 28, 2017 (“Loan Note”), to add provisions to permit the Company to obtain advances under the Loan Note up to a maximum of $1,000,000 and extend the maturity dates. The Company may request an advance in an amount of $100,000 no more frequently than every 30 days, provided that it provides a description of the use of proceeds for the advance reasonably acceptable to JBB, and the Company is not otherwise in default of the Loan Note. The Company received advances under the line of credit of $200,000 during the three months ended May 31, 2019. The original loan amount and the advances are secured by all the assets of the Company and are convertible into common stock of the Company at the rate of $0.20 per share, subject to adjustment for any reverse and forward stock splits. The Loan Note may be repaid at any time, without penalty, however, any advance that is repaid before maturity may not be re-borrowed as a further advance. The maturity date of the original amount and all the advances is September 30, 2020. In addition, in June 2019, the Company entered into a separate promissory note agreement with JBB for $250,000, with a maturity date of June 30, 2022 to complete the purchase of the additional ownership in the Marshall-Walden oil and gas property.

Off-Balance Sheet Arrangements

As of May 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2019 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2019 annual report on Form 10-K.nges in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 15, 2019 (the “2019 10-K”), together with all of the other information included in this report, before investing in our common stock. Those risks and uncertainties encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described. Risks that we do not know about could occur and issues we now view as minor could become more important. If any of these risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities

None

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

Norris Industries, Inc.

Date: July 12, 2019	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer) and Chairman of Board

Date: July 12, 2019	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
President of the Oil and Gas Division and Director

