Form 10-Q
period 2019-08-31
Norris Industries, Inc.
filed 2019-10-11
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]

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

As of October 11, 2019, the registrant had 89,443,013 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

August 31, 2019

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF AUGUST 31, 2019 AND FEBRUARY 28, 2019

(UNAUDITED)

	August 31, 2019	February 28, 2019
ASSETS
Current Assets
Cash	$81,711	$125,755
Accounts receivable - oil & gas	72,278	71,132
Total Current Assets	153,989	196,887

Oil and Gas Property - Full Cost Method
Properties subject to depletion	2,957,759	2,716,102
Less: accumulated depletion	(338,212)	(259,292)
Total Oil and Gas Property, net	2,619,547	2,456,810
Equipment, net	-	7,746
Total Assets	$2,773,536	$2,661,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$105,264	$32,549
Accounts payable and accrued expenses - related party	102,116	69,189
Total Current Liabilities	207,380	101,738

Convertible note payable - related party	2,400,000	1,850,000
Asset retirement obligations	85,734	92,850
Total Liabilities	2,693,114	2,044,588

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value per share, 20,000,000 shares authorized:	-	-
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized, 89,443,013 shares issued and outstanding	89,443	89,443
Additional paid-in capital	6,273,439	6,183,483
Accumulated deficit	(6,283,460)	(5,657,071)
Total Stockholders’ Equity	80,422	616,855
Total Liabilities and Stockholders’ Equity	$2,773,536	$2,661,443

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2019 AND 2018

(UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2019	2018	2019	2018

Revenues
Oil and gas sales	$148,745	$147,891	$268,104	$273,963

Total Revenues	148,745	147,891	268,104	273,963

Operating Expenses
Lease operating expenses	243,019	56,079	397,940	126,752
General and administrative expenses	176,137	271,767	385,733	492,700
Depletion, depreciation and accretion	44,491	17,293	80,147	42,353

Total Operating Expenses	463,647	345,139	863,820	661,805

Loss from Operations	(314,902)	(197,248)	(595,716)	(387,842)

Other Income (Expense)
Gain on sale of equipment	-	-	2,254	-
Interest expense	(18,412)	(12,008)	(32,927)	(23,729)

Total Other Expense	(18,412)	(12,008)	(30,673)	(23,729)

Net Loss	$(333,314)	$(209,256)	$(626,389)	$(411,571)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	89,443,013	89,443,013	89,443,013	89,443,013

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED AUGUST 31, 2019 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, February 28, 2019	1,000,000	$1,000	89,443,013	$89,443	$6,183,483	$(5,657,071)	$616,855

Stock-based compensation	-	-	-	-	54,000	-	54,000

Net loss	-	-	-	-	-	(293,075)	(293,075)

Balance, May 31, 2019	1,000,000	1,000	89,443,013	89,443	6,237,483	(5,950,146)	377,780

Stock-based compensation	-	-	-	-	35,956	-	35,956

Net loss	-	-	-	-	-	(333,314)	(333,314)
Balance, August 31, 2019	1,000,000	$1,000	89,443,013	$89,443	$6,273,439	$(6,283,460)	$80,422

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED AUGUST 31, 2018 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, February 28, 2018	1,000,000	$1,000	89,443,013	$89,443	$5,967,483	$(4,735,386)	$1,322,540

Stock-based compensation	-	-	-	-	54,000	-	54,000

Net loss	-	-	-	-	-	(202,315)	(202,315)

Balance, May 31, 2018	1,000,000	1,000	89,443,013	89,443	6,021,483	(4,937,701)	1,174,225

Stock-based compensation	-	-	-	-	54,000	-	54,000

Net loss	-	-	-	-	-	(209,256)	(209,256)
Balance, August 31, 2018	1,000,000	$1,000	89,443,013	$89,443	$6,075,483	$(5,146,957)	$1,018,969

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2019 AND 2018

(UNAUDITED)

	2019	2018

Cash Flows from Operating Activities
Net loss	$(626,389)	$(411,571)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, depreciation and accretion	80,147	42,353
Share-based compensation	89,956	108,000
Gain on sale of equipment	(2,254)	-
Changes in operating assets and liabilities
Accounts receivable - oil and gas	(1,146)	(22,025)
Accounts receivable - other	-	(33,359)
Accounts payable and accrued expenses	72,715	17,788
Accounts payable and accrued expenses - related party	32,927	23,729
Net Cash used in Operating Activities	(354,044)	(275,085)

Cash Flows from Investing Activities
Purchase of oil & gas properties	(250,000)
Proceeds from sale of equipment	10,000	-
Net Cash used in Investing Activities	(240,000)	-

Cash Flows from Financing Activities
Proceeds from related party loans	550,000	100,000

Net Cash provided by Financing Activities	550,000	100,000

Net Increase (Decrease) in Cash	(44,044)	(175,085)
Cash - beginning of period	125,755	244,997

Cash - end of period	$81,711	$69,912

Supplemental Cash Flows Information
Interest paid	$-	$-
Income tax paid	$-	$-

Noncash Investing and Financing Activities
Change in estimate of asset retirement obligations	$8,343	$-

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

The Company has incurred continuing losses since 2016, including a loss of approximately $922,000 for the fiscal year ended February 28, 2019. During the six months ended August 31, 2019, the Company received $300,000 in funding from its credit line and incurred cash losses of approximately $354,000 from its operating activities. As of August 31, 2019, the Company had $400,000 available to borrow under its existing credit line with JBB Partners, Inc. (“JBB”), an affiliate of the Company’s Chief Executive Officer. The Company’s credit line with JBB was increased by $500,000 subsequent to quarter-end, providing for $900,000 available to borrow. In addition, in June 2019, the Company secured a separate term loan of $250,000 from JBB to purchase full ownership of the Marshall-Walden oil and gas property. As of August 31, 2019, the Company had a cash balance of approximately $82,000 and negative working capital of approximately $53,000.

The Company’s principal capital and exploration expenditures during next fiscal year are expected to relate to selected well workovers on its Jack County and Palo Pinto County acreages. The Company believes that it has the ability to fund its costs for such expenditures from cash on-hand and available funds from its line of credit. The Company believes that it has sufficient in-place financing to fund its expected operational losses and obligations for the twelve months following the issuance of these financial statements.

In the event that the Company requires additional capital to fund higher operational losses or oil and gas property lease purchases for fiscal year ending February 29, 2020, the Company expects to seek additional capital from one or more sources via restricted private placement sales of equity and debt securities from those other than JBB. However, there can be no assurance that the Company would be able to secure the necessary capital to fund its costs on acceptable terms, or at all. If, for any reason, the Company is unable to fund its operations, it would have to undertake other aggressive cost cutting measures and then be subject to possible loss of some of its rights and interests in prospects to curtail operations and forced to forego opportunities or in worst case, cease operations.

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

The Company capitalizes pre-acquisition costs directly identifiable with specific properties when the acquisition of such properties is probable. Capitalized pre-acquisition costs are presented in other assets on the balance sheet.

Equipment

Equipment is stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Renewals and betterments which extend the life or improve existing equipment are capitalized. Upon disposition or retirement of equipment, the cost and related accumulated depreciation are removed, and any resulting gain or loss is reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 3 to 10 years.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to the Company’s shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per since the inclusion of these shares would be anti-dilutive for the three and six months ended August 31, 2019 and 2018:

	2019	2018
Stock options	1,440,000	1,440,000
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	12,000,000	7,750,000
Total common shares to be issued	80,106,667	75,856,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At August 31, 2019, none of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Recent Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842)”. The new lease guidance supersedes Topic 840. The core principle of the guidance is that entities should recognize the assets and liabilities that arise from leases. Topic 840 does not apply to leases to explore for or use minerals, oil, natural gas and similar non-regenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, which provides entities with an alternative modified transition method to elect not to recast the comparative periods presented when adopting Topic 842. The Company adopted Topic 842 as of March 1, 2019, using the alternative modified transition method, for which, comparative periods, including the disclosures related to those periods, are not restated. In addition, the Company elected practical expedients provided by the new standard whereby, the Company has elected to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs and to retain off-balance sheet treatment of short-term leases (i.e., 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise). As a result of the short-term expedient election, the Company has no leases that require the recording of a net lease asset and lease liability on the Company’s consolidated balance sheet or have a material impact on consolidated earnings or cash flows as of August 31, 2019. Moving forward, the Company will evaluate any new lease commitments for application of Topic 842.

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

Note 2 – Revenue from Contracts with Customers

Exploration and Production

There were no significant changes to the timing or valuation of revenue recognized for sales of production from exploration and production activities.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and six months ended August 31, 2019 and 2018:

	Three Months Ended August 31,		Six Months Ended August 31,
	2019	2018	2019	2018
Oil sales	$124,434	$57,755	$223,363	$127,830
Natural gas sales	24,311	90,136	44,741	146,133
Natural gas liquids sales	-	-	-	-
Total	$148,745	$147,891	$268,104	$273,963

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of August 31, 2019 and February 28, 2019.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the six months ended August 31, 2019:

	February 28, 2019	Additions	Change in Estimates	August 31, 2019

Oil and gas properties, subject to depletion	$2,646,878	$250,000	$-	$2,896,878
Asset retirement costs	69,224	-	(8,343)	60,881
Accumulated depletion	(259,292)	(78,920)	-	(338,212)
Total oil and gas assets	$2,456,810	$171,080	$(8,343)	$2,619,547

In June 2019, the Company acquired the remaining working interest in the Marshall Walden oil and gas property from Odyssey Enterprises LLC for $250,000.

The depletion recorded for production on proved properties for the six months ended August 31, 2019 and 2018, amounted to $78,920 and $27,996, respectively. The depletion recorded for production on proved properties for the three months ended August 31, 2019 and 2018, amounted to $43,320 and $13,966, respectively. During the three and six months ended August 31, 2019 and 2018, there were no ceiling test write-downs of the Company’s oil and gas properties.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the six months ended August 31, 2019:

Asset retirement obligations as of February 28, 2019	$92,850
Additions	-
Current year revision of previous estimates	(8,343)
Accretion during the six months ended May 31, 2019	1,227
Asset retirement obligations as of May 31, 2019	$85,734

During the six months ended August 31, 2019 and 2018, the Company recognized accretion expense of $1,227 and $11,907, respectively. During the three months ended August 31, 2019 and 2018, the Company recognized accretion expense of $1,171 and $2,102, respectively.

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

On June 26, 2018, the Company and JBB entered into a modification of the existing loan, to add provisions to permit the Company to obtain additional advances under the Loan Note up to a maximum of $1,000,000. The Company may request an advance in increments of $100,000 no more frequently than every 30 days, provided that (i) it provides a description of the use of proceeds for the advance reasonably acceptable to JBB, and (ii) the Company is not otherwise in default of the Loan Note. The original loan amount and the advances are secured by all the assets of the Company and are convertible into common stock of the Company at the rate of $0.20 per share, subject to adjustment for any reverse and forward stock splits. The Loan Note may be repaid at any time, without penalty, however, any advance that is repaid before maturity may not be re-borrowed as a further advance.

On October 11, 2018, the Company entered into an amendment of its promissory note to JBB to extend the maturity date to December 31, 2019. On May 21, 2019, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding promissory note to September 30, 2020.

On October 1, 2019, the Company entered into another amendment of its promissory with JBB to increase the borrowing capacity of the line of credit by an additional $500,000, for a total of $1,500,000, and extend the maturity date for the original note and line of credit to December 31, 2020.

During the six months ended August 31, 2019, JBB advanced $300,000 to fund the Company’s operations.

On June 13, 2019, JBB lent the Company $250,000 under a secured promissory note. The funds were used to acquire the remaining working interest in the Marshall Walden oil and gas property from Odyssey Enterprises LLC. The loan has an interest rate of 5% per annum, a maturity date of June 30, 2022, and is secured by all assets of the Company. The loan is convertible into the Company’s common stock at a conversion rate of $0.20 per share.

The Company recognized interest expense of $32,927 and $23,729 for the six months ended August 31, 2019 and 2018, respectively and recognized interest expense of $18,412 and $12,008 for the three months ended August 31, 2019 and 2018, respectively As of August 31, 2019, and February 28, 2019, there was $2,400,000 and $1,850,000, respectively, outstanding under notes payable to JBB.

Equipment Sale

During the six months ended August 31, 2019, the Company sold one used vehicle, a work truck, for proceeds $10,000 to affiliate operator of IWO. As a result of this sale, the Company recognized a gain on sale of equipment on its statement of operations of $2,254.

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

As of September 1, 2018, the Company moved to the offices of International Western Oil Corp. (“IWO”), a related party, in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the three and six months ended August 31, 2019, the Company incurred $2,850 and $5,700, respectively, of rent expense under this lease that is included in general and administrative expenses on the statement of operations.

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

Note 7 – Equity Transactions

During the year ended February 28, 2018, the Company granted two of its officers options to purchase a total of 1,440,000 shares the Company’s common stock with an exercise price of $0.01 per share, a term of 3 years until August 3, 2020, and a vesting period of 2 years. The options had an aggregate fair value of $431,956 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.34%; (2) expected life of 2 years; (3) expected volatility of 482.51%; and (4) zero expected dividends.

The fair value of all options issued and outstanding is being amortized over their respective vesting periods. These options had an intrinsic value of $126,720 as of August 31, 2019. During the three and six months ended August 31, 2019, the Company recorded total option expense of $35,956 and $89,956, respectively, related to the vesting of these options. As of August 31, 2019, these options were fully vested.

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

Overview

Norris Industries, Inc. (“NRIS” or the “Company”) (formerly International Western Petroleum, Inc.) was incorporated on February 19, 2014, as a Nevada corporation and is headquartered in Irving, Texas. The Company was formed to conduct operations in the oil and gas industry, and currently focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. On August 4, 2015, the Company acquired significant working interests from the Bend Arch Lion 1A and the Bend Arch Lion 1B Joint Ventures in Coleman County of Texas, encompassing a total production of 7 producing oil and gas wells on a total of 380 acres out of 777-acre leaseholds showing proven recoverable reserves of approximately 416.34 Mbbl and 317.45 MMcf as of March 1, 2015. We believe that the Bend Arch Lion 1A and 1B Joint Ventures are parts of the total 777-acre leaseholds that have not been fully explored. In fiscal year 2018, the Company, together with its affiliated operator: International Western Oil Corporation (“IWO”), have undertaken basic maintenance of the oil and gas wells, with a total of 8 gross wells in production in the Midland, Texas, area. The Company also manages the 45-acre Marshall Walden joint venture with 8 Woodbine Sand oil wells in Kilgore City, Texas, and acquired a 640-acre leasehold with 3 oil wells (non-producing) from the multi-zone Ratliff property in King County, thus setting a foothold in the Eastern Permian Basin of Texas. The Company, in fiscal year 2018, also purchased producing oil and gas mineral leases, in the Texas counties of Jack County and Palo-Pinto County in the North Central Western part of Texas. The lease was for 20 oil & gas wells on 2,790 gross acres with majority working and operating interest with daily production of 40+ barrels of oil equivalent (“BOE”). Currently, NRIS holds approximately 4,200 total gross acres in leaseholds in various areas of North Central Texas region. The Company fulfilled it plans to acquire additional leaseholds with the purchase in June 2019 of additional interest in the Marshall Walden oil and gas property; as a result, the Company is now the 100% working interest (“WI”) owner and operator of that property.

The Company underwent a change of control in October 2017, when Patrick Norris, and his affiliate JBB Partners (“JBB”) acquired the majority of ownership of the Company and provided loans and equity funding for the oil/gas mineral rights purchases and covering the operational expenses of Company.

The Company will, from time to time, seek strategic investors and other funding to help it develop additional exploration and acquisition projects located within the Bend Arch-Fort Worth Basin and other prime acquisition targets in the Central West, South and East Texas.

Our Business Strategy

We are an Exploration and Production (“E&P”) oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. The Company’s goal is to tap into the high potential leases of the Central West Texas region of the United States, aiming to unlock its potential, specifically in the prolific Bend Arch-Fort Worth region. This area is approximately 120 miles long and 40 miles wide running from Archer County, Texas in the north to Brown County, Texas in the south. The Company is also looking at other acquisition opportunities in the Permian Basin, West Texas, East Texas and South Texas regions.

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

Develop and Grow Our Hydrocarbon Resource Acreage Positions Using Outside Development Expertise. We plan to seek and acquire niche assets in hydrocarbon-rich resource plays to improve our asset quality and expand our drilling inventory. We plan to apply the latest available EOR technologies to economically develop our existing property portfolio in Central West and East Texas in addition to any assets in other regions we might acquire. We operate the majority of our acreage, thus giving us certain control over the planning of capital expenditures, execution and cost reduction. Our operational plan allows us to adjust our capital spending based on drilling results and the economic environment. As a small producer, we regionally evaluate industry drilling results to implement simple yet effective operating practices which may increase our initial production rates, ultimate recovery factors and rate of return on invested capital.

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

Our Competitive Strengths

Management believes that we have a number of competitive strengths that will allow us to successfully execute our business strategies. We have a simple capital structure and de-risked inventory. We focus on shallow well explorations (sub 5,000 feet), which is less expensive and lower risk factors. We are focusing on leases with sub-300 barrels of oil per day (“bopd”) with larger hydrocarbon reserves, which tend to be under the radar of and less cost effective for larger oil companies.

Technologies

Oil and natural gas reserve development is a technologically oriented industry. Management believes that technological innovations have greatly increased the success rate of finding commercial oil or natural gas deposits. In this context, success rate means the ability to make an oil/gas well that can produce a commercialized quantity of hydrocarbon. At NRIS, we focus on core basic field EOR management practices and contract outside experts to provide us the understanding of complex mineralogy in shale reservoirs to better determine zones prone to fracture stimulation. This technology can suggest where to frack by providing us with available data to deliver us a greater chance of success. Our field engineers, geologists and petrophysicists work together for better drilling decisions.

Sales Strategy

Our sales strategy in relation to spot pricing will be to produce less when the sales price is lower and produce more when the sales price is higher. Also, we will aim to have our inventory be as low as possible. Our E&P core team has business relationships with BML, Transport Oil, and Lion Oil Trading & Transportation, for oil sales and WTG Jameson for gas sales. The Company entered into production agreements with BML, Lion Oil and WTG Jameson so that, as our tier 1 buyer, they can handle pick-up and sales of our crude oil stock to refineries and gas via local gas pipelines.

As such, crude oil will be picked up from our leases as needed during the calendar month. At the end of the month the crude total sales will be tallied by lease and the 30-day average of the daily closing of oil will be tabulated. On or about the 25th of the following month the proceeds checks’ will be issued to the financial parties of record.

Operational Plans

During the fiscal year ended February 2019, the Company was in a period of assessment and work-over of its existing wells as result of its acquisition of the Jack County and Palo Pinto County oil and gas leases, completed on December 28, 2017. During the 2020 fiscal year, we are looking for, on a selective basis, oil and gas reserve concessions with existing production. We intend to seek to raise enough capital via equity or debt financing options to meet our operational goals in fiscal year 2020, be this from our control owner, or other third-party financing sources, including the capital markets. The Company is still in the process of assessing the wells it acquired and is reviewing its options to make improvements in the future to address the underperformance.

The Company shifted its E&P plan on regional acquisition(s) to a focus in the North Texas and Outside of the Permian Basin region. This region has been producing oil continuously for nearly 100 years and the U.S. Geological Survey (“USGS”) has recently announced that this region has the largest estimate of continuous oil production that it has ever assessed. Our area of interest is production locations in Texas but outside of the Texas Permian Basin market where property prices are too high for a smaller player as a result of USGS estimates that there are 20 billion barrels of undiscovered, technically recoverable oil.

The Company has started a new, revised acquisition model which is based on a concept that has been proven in the past to be an effective and successful path of development for many other well- known E&P players:

a)	a financed acquisition of mature smaller oil fields that have potential for instituting EOR incremental production processes; and

b)	develop strategic partnerships with existing operators to share production increases garnered through the implementation of this EOR plan.

The Company also has plans to implement a cost-effective operating budget for each exploration project associated with an acquisition project and each budget will vary depending on the total depth of drilling and whether it is a new drilling or a re-entry. For each project, the Company plans on hiring selected operators to work under the close supervision of a core team of Company geologists, engineers and scientists.

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

Results of Operations

Comparison of the Three Months Ended August 31, 2019 with the Three Months Ended August 31, 2018

Revenues

The Company generated revenues of $148,745 from oil and gas sales for the three months ended August 31, 2019, compared to $147,891 for the three months ended August 31, 2018.

Operating Expenses

Operating expenses for the three months ended August 31, 2019 and 2018 were $419,156 and $327,846, respectively. Our lease operating expenses increased and were $243,019 for the three-month period ended August 31, 2019, compared to $56,079 for the three-month period ended August 31, 2018, that was primarily related to additional lease operating expenses incurred for costs paid for on behalf of the other working interest owners of the Marshall Walden oil and gas property in anticipation of acquiring their interest in the property, which was completed during the current period. Our general and administrative expense decreased to $176,137 for the three-month period ended August 31, 2019, compared to $271,767 for the three-month period ended August 31, 2018, primarily because of implemented cost cutting measures.

Depletion and Accretion Expenses

For the three months ended August 31, 2019 and 2018, the Company recorded depletion and accretion expense of $44,491 and $17,293, respectively, related to depletion of oil and gas properties and revision of asset retirement obligations estimate.

Other Income (Expense)

For the three months ended August 31, 2019 and 2018, the Company recorded interest expense of $18,412 and $12,008, respectively, related to outstanding debts.

Net Loss

We had a net loss in the amount of $333,314 for the three months ended August 31, 2019, compared to a net loss of $209,256 for the three months ended August 31, 2018. The increase in losses was primarily related to nearly the same revenues but higher expenses incurred for the Marshall Walden oil and gas properties as a result of additional lease operating expenses incurred that were paid on behalf of the other working interest owners in anticipation of acquiring their interest in the property, which was completed in the current period.

Comparison of the Six Months Ended August 31, 2019 with the Six Months Ended August 31, 2018

Revenues

The Company generated revenues of $268,104 from oil and gas sales for the six months ended August 31, 2019, compared to $273,963 for the six months ended August 31, 2018. The slight decrease in revenues mainly came from a decrease in the market price of the Company’s oil and slightly lower production from the oil and gas from properties that we acquired at the end of fiscal year 2018.

Operating Expenses

Operating expenses for the six months ended August 31, 2019 and 2018 were $783,673 and $619,452, respectively. Our lease operating expenses increased and were $397,940 for the six-month period ended August 31, 2019, compared to $126,752 for the six-month period ended August 31, 2018, that was primarily related to additional lease operating expenses incurred for costs paid for on behalf of the other working interest owners of the Marshall Walden oil and gas property in anticipation of acquiring their interest in the property, which was completed during the current period. Our general and administrative expense decreased slightly to $385,733 for the six-month period ended August 31, 2019, compared to $492,700 for the six-month period ended August 31, 2018, primarily because of implemented cost cutting measures.

Depletion and Accretion Expenses

For the six months ended August 31, 2019 and 2018, the Company recorded depletion and accretion expense of $80,147 and $42,353, respectively, related to depletion of oil and gas properties and revision of asset retirement obligations estimate.

Other Income (Expense)

For the six months ended August 31, 2019 and 2018, the Company recorded interest expense of $32,927 and $23,729, respectively, related to outstanding debts. The Company also sold a piece of equipment during the current period recognized a gain of $2,254 on the sale. No similar sale occurred during the prior year period.

Net Loss

We had a net loss in the amount of $626,389 for the six months ended August 31, 2019, compared to a net loss of $411,571 for the six months ended August 31, 2018. The increase in losses was primarily related to slight decrease in revenues and higher expenses incurred for the Marshall Walden oil and gas properties as a result of additional lease operating expenses incurred that were paid on behalf of the other working interest owners in anticipation of acquiring their interest in the property, which was completed in the current period.

Liquidity and Capital Resources

As of August 31, 2019, the Company had cash on-hand of $81,711

Net cash used by operating activities during the six months ended August 31, 2019 was $354,044, compared to cash used in operating activities of $275,085 for the same period in 2018. The increase was mainly related to us being unable to increase production after increased lease operating expenses and other costs in the current period.

Net cash used by investing activities during the six months ended August 31, 2019 was $240,000 primarily from the Company’s investment in the Marshall-Walden purchase and purchase of pumps and related oil field equipment. Compared to $0 cash used in investing activities for the same period in 2018.

Net cash provided by financing activities for six months ended August 31, 2019 was $550,000, related to proceeds from the Company’s line of credit with JBB and proceeds from a $250,000 term loan from JBB for the Marshall-Walden purchase. During the six months ended August 31, 2018, cash provided by financing activities was $100,000 related to proceeds from the Company’s line of credit with JBB.

The Company will seek capital from sources other than its officers and significant stockholders in the future, from time to time. There is no assurance that it will be able to obtain financing of any amount or of any specific nature. If obtained, the terms that third parties are likely to require will include restrictive covenants and other obligations that will be difficult to meet or may be too onerous for the Company to accept. Any financing accepted by the Company may have a dilutive effect on the outstanding equity of the Company and may restrict the payment of dividends.

The Company currently has a secured, convertible note dated December 28, 2017 (“Loan Note”). The initial principle amount of the Loan Note was $1,550,000. The Loan Note is issued to an affiliate of the Chief Executive Officer of the Company, and the holder of the Loan Note is a controlling majority shareholder of the Company. The Loan Note is secured by all the assets of the Company and is convertible into shares of common stock of the Company at a rate of $0.20 (subject to adjustment for reverse and forward stock splits and similar capital events). On June 26, 2018 and May 21, 2019, and October 1, 2019, the Company and JBB entered into modifications of the Loan Note to extend the maturity date from September 30, 2020 to December 31, 2020 and to add provisions to permit the Company to obtain advances under the Loan Note up to a maximum of $1,500,000. The Company may request an advance in an amount of $100,000 no more frequently than every 30 days, provided that it provides a description of the use of proceeds for the advance reasonably acceptable to JBB and the Company is not otherwise in default of the Loan Note. The Company received advances under the line of credit of $300,000 during the six months ended August 31, 2019. The Loan Note may be repaid at any time, without penalty, however, any advance that is repaid before maturity may not be re-borrowed as a further advance. The existence of the Loan Note and the related security interest and the fact that it is convertible into a substantial amount the equity of the Company may limit the Company’s ability to obtain additional funds from third parties.

In addition, in June 2019, the Company entered into a separate promissory note agreement with JBB for $250,000, with a maturity date of June 30, 2022 to complete the purchase of the additional ownership in the Marshall-Walden oil and gas property.

Off-Balance Sheet Arrangements

As of August 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2019 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2019 Annual Report on Form 10-K.

There were no changes in our internal control over financial reporting during the six months ended August 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 13, 2019 for the annual period ended February 28, 2019 (the “2019 10-K”), together with all of the other information included in this report, before investing in our common stock. Those risks and uncertainties encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described. Risks that we do not know about could occur and issues we now view as minor could become more important. If any of these risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title

10.1*	Amendment #3 to Secured Promissory Note dated December 28, 2019

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Norris Industries, Inc.

Date: October 11, 2019	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer)

Date: October 11, 2019	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
President of the Oil and Gas Division and Director

