Form 10-Q
period 2019-11-30
Norris Industries, Inc.
filed 2020-01-10
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 10, 2020, the registrant had 90,163,013 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

November 30, 2019

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF NOVEMBER 30, 2019 AND FEBRUARY 28, 2019

(UNAUDITED)

	November 30, 2019	February 28, 2019
ASSETS
Current Assets
Cash	$68,040	$125,755
Accounts receivable - oil & gas	77,659	71,132
Total Current Assets	145,699	196,887

Oil and Gas Property - Full Cost Method
Properties subject to depletion	2,957,897	2,716,102
Less: accumulated depletion	(402,347)	(259,292)
Total Oil and Gas Property, net	2,555,550	2,456,810
Equipment, net	-	7,746
Total Assets	$2,701,249	$2,661,443

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$126,856	$32,549
Accounts payable and accrued expenses - related party	121,815	69,189
Total Current Liabilities	248,671	101,738

Convertible note payable - related party	2,500,000	1,850,000
Asset retirement obligations	87,969	92,850
Total Liabilities	2,836,640	2,044,588

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value per share, 20,000,000 shares authorized:	-	-
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized, 90,163,013 and 89,443,013 shares issued and outstanding	90,163	89,443
Additional paid-in capital	6,279,919	6,183,483
Accumulated deficit	(6,506,473)	(5,657,071)
Total Stockholders’ Equity (Deficit)	(135,391)	616,855
Total Liabilities and Stockholders’ Equity (Deficit)	$2,701,249	$2,661,443

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2019 AND 2018

(UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2019	2018	2019	2018

Revenues
Oil and gas sales	$166,318	$136,561	$434,422	$410,524

Total Revenues	166,318	136,561	434,422	410,524

Operating Expenses
Lease operating expenses	168,202	59,001	566,142	185,753
General and administrative expenses	135,198	208,089	520,931	700,789
Depletion, depreciation and accretion	66,232	16,302	146,379	58,655

Total Operating Expenses	369,632	283,392	1,233,452	945,197

Loss from Operations	(203,314)	(146,831)	(799,030)	(534,673)

Other Income (Expense)
Gain on sale of equipment	-	-	2,254	-
Interest expense	(19,699)	(15,653)	(52,626)	(39,382)

Total Other Expense	(19,699)	(15,653)	(50,372)	(39,382)

Net Loss	$(223,013)	$(162,484)	$(849,402)	$(574,055)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	89,494,543	89,443,013	89,450,868	89,443,013

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2019 AND 2018

(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Nine Months Ended November 30 2019 and 2018
Balance, February 28, 2019	1,000,000	$1,000	89,443,013	$89,443	$6,183,483	$(5,657,071)	$616,855
Proceeds from exercise of stock options	-	-	720,000	720	6,480	-	7,200
Stock-based compensation	-	-	-	-	89,956	-	89,956

Net loss	-	-	-	-	-	(849,402)	(849,402)

Balance, November 30, 2019	1,000,000	$1,000	90,163,013	$90,163	$6,279,919	$(6,506,473)	$(135,391)

Balance, February 28, 2018	1,000,000	$1,000	89,443,013	$89,443	$5,967,483	$(4,735,386)	$1,322,540
Stock-based compensation	-	-	-	-	161,999	-	161,999

Net loss	-	-	-	-	-	(574,055)	(574,055)

Balance, November 30, 2018	1,000,000	$1,000	89,443,013	$89,443	$6,129,482	$(5,309,441)	$910,484

Three Months Ended November 30, 2019 and 2018

Balance, August 31, 2019	1,000,000	$1,000	89,443,013	$89,443	$6,273,439	$(6,283,460)	$80,422
Proceeds from exercise of stock options	-	-	720,000	720	6,480	-	7,200

Net loss	-	-	-	-	-	(223,013)	(223,013)

Balance, November 30, 2019	1,000,000	$1,000	90,163,013	$90,163	$6,279,919	$(6,506,473)	$(135,391)

Balance, August 31, 2018	1,000,000	$1,000	89,443,013	$89,443	$6,075,483	$(5,146,957)	$1,018,969
Stock-based compensation	-	-	-	-	53,999	-	53,999

Net loss	-	-	-	-	-	(162,484)	(162,484)

Balance, November 30, 2018	1,000,000	$1,000	89,443,013	$89,443	$6,129,482	$(5,309,441)	$910,484

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2019 AND 2018

(UNAUDITED)

	2019	2018

Cash Flows from Operating Activities
Net loss	$(849,402)	$(574,055)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, depreciation and accretion	146,379	58,655
Share-based compensation	89,956	161,999
Gain on sale of equipment	(2,254)	-
Changes in operating assets and liabilities
Accounts receivable - oil and gas	(6,527)	67,578
Accounts receivable - other	-	(33,359)
Accounts payable and accrued expenses	94,307	13,462
Accounts payable and accrued expenses - related party	52,626	13,054
Net Cash used in Operating Activities	(474,915)	(292,666)

Cash Flows from Investing Activities
Purchase of oil & gas properties	(250,000)	-
Proceeds from sale of equipment	10,000	-
Net Cash used in Investing Activities	(240,000)	-

Cash Flows from Financing Activities
Proceeds from related party loans	650,000	100,000
Proceeds from exercise of stock options	7,200	-

Net Cash provided by Financing Activities	657,200	100,000

Net Decrease in Cash	(57,715)	(192,666)
Cash - beginning of period	125,755	244,997

Cash - end of period	$68,040	$52,331

Supplemental Cash Flows Information
Interest paid	$-	$-
Income tax paid	$-	$-

Noncash Investing and Financing Activities
Change in estimate of asset retirement obligations	$8,205	$-

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization, Nature of Operations and Summary of Significant Accounting Policies

Norris Industries, Inc. (“NRIS” or the “Company”) (formerly International Western Petroleum, Inc.), was incorporated on February 19, 2014, as a Nevada corporation. The Company was formed to conduct operations in the oil and gas industry. The Company’s principal operating properties are in the Ellenberger formation in Coleman County, and in Jack County and Palo-Pinto County, Texas. The Company’s production operations are all located in the State of Texas.

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

The Company has incurred continuing losses since 2016, including a loss of approximately $922,000 for the fiscal year ended February 28, 2019. During the nine months ended November 30, 2019, the Company received $400,000 in funding from its credit line, $250,000 under a secured promissory note and incurred cash losses of $474,915 from its operating activities. As of November 30, 2019, the Company had $800,000 available to borrow under its existing credit line with JBB Partners, Inc. (“JBB”), an affiliate of the Company’s Chief Executive Officer. As of November 30, 2019, the Company had a cash balance of approximately $68,040 and negative working capital of approximately $102,972.

The Company’s principal capital and exploration expenditures during next fiscal year are expected to relate to selected well workovers on its Jack County and Palo Pinto County acreages. The Company believes that it has the ability to fund its costs for such expenditures from cash on-hand and available funds from its line of credit. The Company believes that it has sufficient in-place financing to fund its expected operational losses for fiscal year 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of a year or less to be cash equivalents. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

The Company capitalizes pre-acquisition costs directly identifiable with specific properties when the acquisition of such properties is probable. Capitalized pre-acquisition costs are presented in properties subject to depletion in the balance sheet.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to the Company’s shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per since the inclusion of these shares would be anti-dilutive for the nine months ended November 30, 2019 and 2018:

	2019	2018
Stock options	720,000	1,440,000
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	12,500,000	8,250,000
Total common shares to be issued	79,886,667	76,356,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At November 30, 2019, none of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842)”. The new lease guidance supersedes Topic 840. The core principle of the guidance is that entities should recognize the assets and liabilities that arise from leases. Topic 840 does not apply to leases to explore for or use minerals, oil, natural gas and similar non-regenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, which provides entities with an alternative modified transition method to elect not to recast the comparative periods presented when adopting Topic 842. The Company adopted Topic 842 as of March 1, 2019, using the alternative modified transition method, for which, comparative periods, including the disclosures related to those periods, are not restated. In addition, the Company elected practical expedients provided by the new standard whereby, the Company has elected to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs and to retain off-balance sheet treatment of short-term leases (i.e., 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise). As a result of the short-term expedient election, the Company has no leases that require the recording of a net lease asset and lease liability on the Company’s consolidated balance sheet or have a material impact on consolidated earnings or cash flows as of November 30, 2019. Moving forward, the Company will evaluate any new lease commitments for application of Topic 842.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The effective date of ASU No. 2016-13 will be the first quarter of the Company’s 2022 fiscal year, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2016-13 on its consolidated financial statements.

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

Note 2 – Revenue from Contracts with Customers

Exploration and Production

There were no significant changes to the timing or valuation of revenue recognized for sales of production from exploration and production activities.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and nine months ended November 30, 2019 and 2018:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2019	2018	2019	2018
Oil sales	$140,305	$60,374	$369,655	$188,205
Natural gas sales	26,013	76,187	64,767	222,319
Total	$166,318	$136,561	$434,422	$410,524

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of November 30, 2019 and February 28, 2019.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended November 30, 2019:

	February 28, 2019	Additions	Change in Estimates	November 30, 2019

Oil and gas properties, subject to depletion	$2,646,878	$250,000	$-	$2,896,878
Asset retirement costs	69,224	-	(8,205)	61,019
Accumulated depletion	(259,292)	(143,055)	-	(402,347)
Total oil and gas assets	$2,456,810	$106,945	$(8,205)	$2,555,550

In June 2019, the Company acquired the remaining working interest in the Marshall Walden oil and gas property from Odyssey Enterprises LLC for $250,000.

The depletion recorded for production on proved properties for the nine months ended November 30, 2019 and 2018, amounted to $143,055 and $40,944, respectively. The depletion recorded for production on proved properties for the three months ended November 30, 2019 and 2018, amounted to $64,135 and $12,948, respectively. During the three and nine months ended November 30, 2019 and 2018, there were no ceiling test write-downs of the Company’s oil and gas properties.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the nine months ended November 30, 2019:

Asset retirement obligations as of February 28, 2019	$92,850
Additions	-
Current year revision of previous estimates	(8,205)
Accretion during the nine months ended November 30, 2019	3,324
Asset retirement obligations as of November 30, 2019	$87,969

During the nine months ended November 30, 2019 and 2018, the Company recognized accretion expense of $3,324 and $14,036, respectively. During the three months ended November 30, 2019 and 2018, the Company recognized accretion expense of $2,097 and $2,129, respectively.

Note 5 – Related Party Transactions

Promissory Note to JBB

On December 28, 2017, the Company borrowed $1,550,000 (“Loan Note”) from JBB to complete the purchases of a series of oil and gas leases. The loan has an interest rate of 3% per annum, an original maturity date of December 28, 2018 and is secured by all assets of the Company. The loan is convertible to the Company’s common stock at the conversion rate of $0.20 per share.

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

On May 21, 2019, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding Loan Note to September 30, 2020.

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

On October 1, 2019, the Company entered into another amendment of its Loan Note with JBB to increase the line of credit by an additional $500,000, for a total of $1,500,000, and extend the maturity date for the original note and line of credit to December 31, 2020.

During the nine months ended November 30, 2019, JBB advanced $400,000 to fund the Company’s operations under the Loan Note.

The Company recognized interest expense of $52,626 and $39,382 for the nine months ended November 30, 2019 and 2018, respectively and recognized interest expense of $19,699 and $15,653 for the three months ended November 30, 2019 and 2018, respectively. As of November 30, 2019, and February 28, 2019, there was $2,500,000 and $1,850,000, respectively, outstanding under notes payable to JBB.

Equipment Sale

During the nine months ended November 30, 2019, the Company sold one used vehicle, a work truck, for proceeds $10,000 to affiliate operator of IWO. As a result of this sale, the Company recognized a gain on sale of equipment on its statement of operations of $2,254.

Note 6 – Commitments and Contingencies

Office Lease

Change in Accounting Policy – The Company adopted ASU No. 2016-02, “Leases (Topic 842)” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, on March 1, 2019, using the alternative modified transition method, for which, comparative periods, including the disclosures related to those periods, are not restated as of March 1, 2019. Refer to Note 1 – Summary of Significant Accounting Policies above for additional information.

As of September 1, 2018, the Company moved to the offices of International Western Oil Corp. (“IWO”), a related party, in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the nine and three months ended November 30, 2019, the Company incurred $8,550 and $2,850, respectively, of rent expense under this lease that is included in general and administrative expenses on the statement of operations.

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

Note 7 – Equity Transactions

During the year ended February 28, 2018, the Company granted two of its officer options to purchase a total of 1,440,000 shares the Company’s common stock with an exercise price of $0.01 per share, a term of 3 years until August 3, 2020, and a vesting period of 2 years. The options had an aggregate fair value of $431,956 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.34%; (2) expected life of 2 years; (3) expected volatility of 482.51%; and (4) zero expected dividends.

On November 27, 2019, one of the officers exercised the option and purchased 720,000 shares of the Company’s common stock at an exercise price of $0.01 per share, for total proceeds of $7,200. The remaining 720,000 shares of stock options were fully vested as of November 30, 2019. These options had an intrinsic value of $22,320 as of November 30, 2019.

During the nine and three months ended November 30, 2019, the Company recorded total option expense of $89,956 and $0, respectively, related to the vesting of these options.

Note 8 – Subsequent Event

On December 2, 2019, the Company received $100,000 in funding from the JBB line of credit.

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

The Company has shifted its E&P plan on regional acquisition(s) to a focus in the North Texas and Outside of the Permian Basin region. This region has been producing oil continuously for nearly 100 years and the U.S. Geological Survey (“USGS”) has recently announced that this region has the largest estimate of continuous oil production that it has ever assessed. Our area of interest is production locations in Texas but outside of the Texas Permian Basin market where property prices are too high for a smaller player as a result of USGS estimates that there are 20 billion barrels of undiscovered, technically recoverable oil.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2019 with the Three Months Ended November 30, 2018

Revenues

The Company generated revenues of $166,318 from oil and gas sales for the three months ended November 30, 2019, compared to $136,561 for the three months ended November 30, 2018. The increase in revenues mainly came from the production shift to added crude oil production versus natural gas, since crude oil valued more in dollar terms per barrel.

Operating Expenses

Operating expenses for the three months ended November 30, 2019 and 2018 were $369,632 and $283,392, respectively. Our lease operating expenses increased and were $168,202 for the three-month period ended November 30, 2019, compared to $59,001 for the three-month period ended November 30, 2018, that was primarily related to additional lease operating expenses incurred for costs paid for on behalf of the other working interest owners of the Marshall Walden oil and gas property in anticipation of acquiring their interest in the property, which was completed during the current period. Our general and administrative expense decreased to $135,198 for the three-month period ended November 30, 2019, compared to $208,089 for the three-month period ended November 30, 2018, primarily because of implemented cost cutting measures.

Depletion and Accretion Expenses

For the three months ended November 30, 2019 and 2018, the Company recorded depletion and accretion expense of $66,232 and $16,302, respectively, related to depletion of oil and gas properties and revision of asset retirement obligations estimate. The increase was due to inclusion of recently acquired properties.

Other Income (Expense)

For the three months ended November 30, 2019 and 2018, the Company recorded interest expense of $19,699 and $15,653, respectively, related to outstanding debts.

Net Loss

We had a net loss in the amount of $223,013 for the three months ended November 30, 2019, compared to a net loss of $162,484 for the three months ended November 30, 2018. The increase in losses was primarily related to nearly the same revenues but higher expenses incurred for the Marshall Walden oil and gas properties as a result of additional lease operating expenses incurred that were paid on behalf of the other working interest owners in anticipation of acquiring their interest in the property, which was completed in the current period.

Comparison of the Nine Months Ended November 30, 2019 with the Nine Months Ended November 30, 2018

Revenues

The Company generated revenues of $434,422 from oil and gas sales for the nine months ended November 30, 2019, compared to $410,524 for the nine months ended November 30, 2018. The slight increase in revenues mainly came from lower production of gas and an increase in oil production from properties acquired, since crude oil has a higher value per barrel equivalents than does natural gas currently.

Operating Expenses

Operating expenses for the nine months ended November 30, 2019 and 2018 were $1,233,452 and $945,197, respectively. Our lease operating expenses increased to $566,142 for the nine-month period ended November 30, 2019, compared to $185,753 for the nine-month period ended November 30, 2018, that was primarily related to additional lease operating expenses incurred for costs paid for on behalf of the other working interest owners of the Marshall Walden oil and gas property in anticipation of acquiring their interest in the property, which was completed during the current period, as well as increased spending on other wells to increase oil production. Our general and administrative expense decreased to $520,931 for the nine-month period ended November 30, 2019, compared to $700,789 for the nine-month period ended November 30, 2018, primarily because of implemented cost cutting measures.

Depletion and Accretion Expenses

For the nine months ended November 30, 2019 and 2018, the Company recorded depletion and accretion expense of $146,379 and $58,655, respectively, related to depletion of oil and gas properties and revision of asset retirement obligations estimate as result of recent oil and gas property purchases.

Other Income (Expense)

For the nine months ended November 30, 2019 and 2018, the Company recorded interest expense of $52,626 and $39,382, respectively, related to outstanding debts. The Company also sold a piece of equipment during the current period recognized a gain of $2,254 on the sale. No similar sale occurred during the prior year period.

Net Loss

We had a net loss in the amount of $849,402 for the nine months ended November 30, 2019, compared to a net loss of $574,055 for the nine months ended November 30, 2018. The increase in losses was primarily related to nearly the same revenues but higher expenses incurred for the Marshall Walden oil and gas properties as a result of additional lease operating expenses incurred that were paid on behalf of the other working interest owners in anticipation of acquiring their interest in the property, plus spending on other wells to shift increase oil versus gas production, which was completed in the current period.

Liquidity and Capital Resources

As of November 30, 2019, the Company had cash on-hand of $68,040.

Net cash used by operating activities during the nine months ended November 30, 2019, was $474,915, compared to cash used in operating activities of $292,666 for the same period in 2018. The increase was mainly related to us being unable to increase production effectively after increased lease operating expenses and other costs in the current period.

Net cash used by investing activities during the nine months ended November 30, 2019, was $240,000 primarily from the Company’s investment in the Marshall-Walden purchase and purchase of pumps and related oil field equipment, compared to $0 cash used in investing activities for the same period in 2018.

Net cash provided by financing activities for nine months ended November 30, 2019, was $657,200, related to proceeds of $400,000 from the Company’s line of credit with JBB, proceeds from a $250,000 term loan from JBB for the Marshall-Walden purchase, and proceeds of $7,200 from exercise of stock options. During the nine months ended November 30, 2018, cash provided by financing activities was $100,000 related to proceeds from the Company’s line of credit with JBB.

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

The Company currently has a secured, convertible note dated December 28, 2017 (“Loan Note”). The initial principle amount of the Loan Note was $1,550,000. The Loan Note is issued to an affiliate of the Chief Executive Officer of the Company, and the holder of the Loan Note is a controlling majority shareholder of the Company. The Loan Note is secured by all the assets of the Company and is convertible into shares of common stock of the Company at a rate of $0.20 (subject to adjustment for reverse and forward stock splits and similar capital events). On June 26, 2018 and May 21, 2019, and October 1, 2019, the Company and JBB entered into modifications of the Loan Note to extend the maturity date to December 31, 2020, and to add provisions to permit the Company to obtain advances under the Loan Note up to a maximum of $1,500,000. The Company may request an advance in an amount of $100,000 no more frequently than every 30 days, provided that it provides a description of the use of proceeds for the advance reasonably acceptable to JBB and the Company is not otherwise in default of the Loan Note. The Company received advances under the line of credit of $400,000 during the nine months ended November 30, 2019. The Loan Note may be repaid at any time, without penalty, however, any advance that is repaid before maturity may not be re-borrowed as a further advance. The existence of the Loan Note and the related security interest and the fact that it is convertible into a substantial amount the equity of the Company may limit the Company’s ability to obtain additional funds from third parties.

In addition, in June 2019, the Company entered into a separate promissory note agreement with JBB for $250,000, with a maturity date of June 30, 2022 to complete the purchase of the additional ownership in the Marshall-Walden oil and gas property.

Off-Balance Sheet Arrangements

As of November 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2019 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2019 Annual Report on Form 10-K.

There were no changes in our internal control over financial reporting during the nine months ended November 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Norris Industries, Inc.

Date: January 10, 2020	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer)

Date: January 10, 2020	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
President of the Oil and Gas Division and Director

