Form 10-K
period 2020-02-29
Norris Industries, Inc.
filed 2020-06-15
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 000-55695

Norris Industries, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-5034746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 Palo Pinto St. Suite B Weatherford, Texas	76086
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 809-6900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.001 par value	NRIS	OTCMKTS

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ X ]
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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A

Number of the issuer’s common stock outstanding as of June 12, 2020: 90,883,013

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

ii

PART I

Item 1. Business.

Our Company

Norris Industries, Inc. (“NRIS” or the “Company”) (formerly International Western Petroleum, Inc.) was incorporated on February 19, 2014, as a Nevada corporation and is headquartered in Weatherford, Texas. The Company was formed to conduct operations in the oil and gas industry, and currently focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. On May 4, 2015, the Company initially acquired working interests from the Bend Arch Lion 1A and the Bend Arch Lion 1B Joint Ventures in Coleman County of Texas, encompassing a total production of 7 producing oil and gas wells on a total of 380 acres out of 777-acre leaseholds indicating proven recoverable reserves. We believed that the Bend Arch Lion 1A and 1B Joint Ventures as parts of the total 777-acre leasehold have not been fully explored. The Company has managed the 45-acre Marshall Walden joint venture with 8 Woodbine Sand oil wells in Kilgore City, Texas, and it acquired a 640 acre leasehold with 3 oil wells (proved undeveloped) from the multi-zone Ratliff property in King County, in an attempt to establish a foothold in the Eastern Permian Basin of Texas. The Company, in fiscal year 2018, also purchased producing oil and gas mineral leases on December 28, 2017, in the Texas counties of Jack County and Palo-Pinto County in North Central Western part of Texas. The leases were for 20 gross oil and gas wells on 2,790 gross acres with majority working and operating interests with daily production of 50 barrels of oil equivalent (“BOE”). During fiscal year 2020, the Company completed a purchase of the remaining 90% working interest ownership (“WI”) of the Marshall-Walden property that it did not own previously, and now owns 100% of the WI, with a 75% net revenue interest (“NRI”). Currently, NRIS holds approximately 4,200 total gross acres in leaseholds in various areas of North Central, and in North East Texas regions. The Company plans to focus its limited resources on its existing leaseholds in the future.

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

Our Business Strategy

We are a small exploration & production (“E&P”) oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. The Company’s goal is to tap into the high potential leases of the Central West Texas region of the United States, aiming to unlock the potential in the prolific Bend Arch-Fort Worth region. This area is approximately 120 miles long and 40 miles wide, running from Archer County, Texas in the north to Brown County, Texas in the south. The Company is also looking at other acquisition opportunities in the Permian Basin, West Texas, East Texas and South Texas regions.

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

Notwithstanding the above stated objectives, the ramifications of the pandemic containment measures and consequent disruptions to the United States and world economies due to the COVID – 19 viral outbreak are expected to have an adverse impact on the overall business of the Company. The greatly reduced demand for oil and gas is expected to adversely impact all producers. We expect to experience reduced demand and revenues for at least the balance of the fiscal year. Therefore, we anticipate that we may not be able to cover operating costs and will have to take cost cutting measures.

The Company is currently listed on the OTCQB marketplace of OTC Link as an E&P oil and gas company.

*****

As a result of the recent COVID-19 outbreak and other public health developments, including voluntary and mandatory quarantines, travel restrictions, our operations, and those of our subcontractors, customers and suppliers, have and are anticipated to continue to experience delays or disruptions and temporary suspensions of operations. In addition, our financial condition and results of operations have been and are likely to continue to be adversely affected by the COVID-19 outbreak and the consequential public health developments.

Thus, subject to adjustments due to the COVID – 19 pandemic and the general economic consequences and the more specific impact on the oil and gas industry, the current general strategic objectives of the Company are set forth below.

Develop and Grow Our Hydrocarbon Acreage Positions Using Outside Development Expertise. We plan to focus on improving our assets that are located in hydrocarbon-rich resource plays to improve our asset quality and to improve on production. We plan to leverage outside expertise to apply available EOR technologies to economically develop our existing property portfolio and those that we may acquire in the future. We operate the majority of our acreage, giving us greater control over the planning of capital expenditures, execution and cost reduction. Our operations also allow us to adjust our capital spending based on drilling results and the economic environment. Our leasehold acquisition strategy is to pursue long-term contracts that allow us to maintain flexible development plans and avoid short-term obligations to drill wells, as have been common in other resource plays. As a small producer, we regularly evaluate industry drilling results and implement technologically effective operating practices which may increase our initial production rates, ultimate recovery factors and rate of return on invested capital.

Manage Our Property Portfolio Proactively. We evaluate our properties to identify and divest non-core assets and higher cost or lower volume producing properties with limited developmental potential, to enable us to focus on a portfolio of core properties with what we believe to be the greatest economic potential to increase our proved reserves and production.

Acquire Small Producing Companies with Compelling Underlying Values. We review acquisition opportunities with underlying assets to evaluate their development potential and accelerate production to unlock their potential value. The current oil and gas economic environment may provide us with acquisition opportunities for new properties.

Maintain Access to Capital to Execute Our Growth Plan. Our management team is focused on maintaining available credit lines since this gives us the ability to use borrowing capacity and access to outside capital markets and to provide us with a liquidity level to execute if opportunity emerges to purchase assets and revenues.

Our operation strategy is to identify niche hydrocarbon land leases in Texas with in-depth studies and develop proven reserves via drilling new wells and re-entering existing low production wells to maximize production and enhance valuation of our production assets.

Based upon management’s knowledge and its use of outside petroleum exploration experience, geology expertise, and ability to identify potential acreage and moderate production fields, management believes that the Company’s future valuation as a public company is speculative but could become attractive if and when we increase our production successfully.

Our Competitive Strengths

Management believes that the Company offers a number of competitive strengths that would allow it to successfully execute our business strategies:

Simple Capital Structure. We have a simple capital structure and de-risked inventory of locations with what we believe is upside potential to take advantage of the continuing situation for oil prices to acquire potential production at reasonable cost.

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

Technologies

Oil and natural gas reserve development is a now a technology-oriented industry. Management believes that technology has greatly increased the success rate of finding commercially viable oil or natural gas deposits. In this context, success rate means the ability to locate an oil/gas well that can produce a commercialized quantity of hydrocarbon.

At NRIS, we engage consultants to focus on geoscience along with help in our understanding of complex mineralogy in shale reservoirs and better determining zones susceptible to enhanced production methods. We use technology to indicate where to frack with the potential of greater success as it provides us with rapidly available data while delivering game changing levels of collaboration: multi-well, multi-user and multi interpreter. Our field engineers, geologists and petrophysicists work together for better drilling decisions.

Reservoir Estimate

As of March 1, 2020, our estimated gross proved oil and natural gas reserves, as prepared by our independent reserve engineering firm, Bryant M. Mook, PE, using SEC prices used throughout this report for crude oil, condensate, and natural gas were $56.69 per barrel of oil and $2.40 per MCF for Henry Hub gas, which are above current market prices As result of lease purchases from funding made available from our majority owner, we include 100% of our net oil reserves and 100% of our net natural gas reserves that were classified as proved producing that include values from the proved not producing (“PDNP”), and for its Proved Undeveloped (“PUD”) reserves categories as of March 1, 2020.

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

In the current market environment resulting from the public health lock-down and overall disruption to the oil and gas market, our production may have to be curtailed or we may shut-in some of our wells at a point in time or may hold, or continue to store some, or all of our oil as inventory to be sold at a later date as have refused to accept zero price for our production.

Operational Plans

During fiscal year 2020, the Company was in a period of assessment and work-over of its existing wells as result of its acquisition of the Jack and Palo Pinto oil and gas leases, completed on December 28, 2017. We continue to look for, on a selective basis, oil and gas reserve concessions with existing production. However, any acquisitions will have to take into account the current and anticipated market for oil and gas products and the general economic outlook, which in part drives the consumption of oil and gas. As we come across a potential acquisition, we will then seek to raise enough capital via equity or debt financing options to meet our operational needs and acquisition requirements, be this from our control owner, or other third-party financing sources, including the capital markets.

Based on the Company’s general management and petroleum exploration experience, as well as its geology expertise, the Company believes it has the ability to identify potential acreage with existing producing fields and acquire them.

The effects of COVID-19 and concerns regarding its global spread have recently negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted the price we receive for oil and natural gas and has materially and adversely affected the demand for and marketability of our production, which means that our production may have to shut-in some of our wells at any point in time and may hold, or continue to store some or all of our oil as inventory to be sold at a later date as have refused to accept zero price for our production.

These potential impacts, while uncertain, have already negatively affected our 2021 fiscal year first quarter results of operations, and are anticipated to have a negative impact on multiple future quarters’ results as well. The Company acquisition model, to the extent it is implemented, will be based on a concept that has been proven to be an effective and successful path of development for many other well- known E&P players:

a)	the financed acquisition of mature smaller oil fields that have potential for instituting EOR incremental production processes; and

b)	Develop strategic partnerships with existing operators to share production increases garnered through the implementation of this EOR plan.

After identifying a new prospect, additional research and evaluation was carried out using our personal contacts, geologists, 3D seismic, satellite hydrocarbon imaging, production data and other available resources to glean information and data in order to make an acquisition decision. After an acquisition, the objective will be to increase production using current technologies with a designated budget pre-approved by the Company’s senior management team. The Company will seek to implement cost saving measures in operating budgets for each exploration project, but each budget will vary depending on the total depth of drilling and whether it is a new drilling or a re-entry. For each project, the Company plans on hiring selected operators to work under the close supervision of a core team of Company geologists, engineers and scientists.

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

The Company also plans to apply selective leading edge EOR technologies from technology vendors to improve existing production after each future acquisition.

Completed Acquisitions with Production Enhancement Programs

To date, the Company has prospected and completed several exploration and acquisition projects, all of which may change subject to market conditions and risk assessments due to the COVID 19 public health response and general economic conditions:

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

As of February 29, 2020, the 1A Venture property had four (4) gross oil and gas wells (1.58 net wells). The initial production of this property started in April 2014.

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

As of February 29, 2020, the 1B Venture property had six (6) gross oil and gas wells (3 net wells). The initial production of this property started in March 2015.

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

The Marshall Walden JV, Kilgore City, TX:

As of July 29, 2016, the Company served as the managing venturer in a 45-acre joint venture with Odyssey Enterprises LLC which has financed the Marshall Walden joint venture for the lease purchase and optimization of wells located in Kilgore, Texas, in the heart of the Woodbine formation. There are 8 wellbores in the acquisition, with 4 currently in production and 4 inactive. During the year ended February 29, 2020, the Company completed a purchase of the 90% WI that it did not own previously, and now owns 100% WI, with a 75% NRI. Management believed that the Marshall Walden acquisition had value at the time of purchase in mid-2019.

As of February 29, 2020, the Marshall Walden property had six (6) gross oil and gas wells (0.6 net wells) which are intermittently active, plus two (2) injection wells. There are no definitive plans currently; the Company expects to determine such in the next fiscal year. The initial production of this property started in September 2016.

The Ratliff Property, King County, TX:

As of December 6, 2016, the Company acquired, in a series of payments that totaled $100,000, a 640 acres oil and gas lease and also 3D Seismic data for 340-acres of the leasehold acreage acquired in King County, Texas. This acquisition represented a 100% working interest with 70% net revenue interest on leasehold acreages in King County, Texas, with additional options to lease up to 800 acres of adjoining acreage with 3D seismic data. The 640-acre leasehold comes with an existing tank facility for the production of oil, natural gas, and water. There is also a full injection wellbore set in place that is equipped. There have been five (5) wellbores drilled on this lease dating back to the 1970s, and these previous wellbores ranged from 4,800ft – 6,200ft in total depth, with three (3) different prolific hydrocarbon formations.

As of February 29, 2020, the Ratliff property had minimal production but had value in several proved developed not producing (“PDNP”) wells based on the Company’s year-end reserve analysis. As result Management believes that this acquisition should be written off at this time, and has taken a non-cash charge against full value on this to zero.

The Stuart Leases of Jack County and Palo-Pinto County

The Jack County and Palo-Pinto County Stuart oil leases were purchased on December 28, 2017 and have twenty (20) gross oil and gas wells (15 net wells), which the management is operating production on its properties.

Reserve Information

The data below is based on the SEC Non-Escalated Analysis of Estimated Proved Reserve of the Jack County and Palo Pinto County associated leases as well as the Bend Arch Lion 1A and Bend Arch Lion 1B, and Marshall-Walden leaseholds in which the Company has certain minority interests. As of March 1, 2020, this evaluation report was prepared by an independent third-party Bryant M. Mook, a double PE reservoir engineer based in Houston, Texas. To the extent able, the Company will concentrate on those wells in which the Company either owns a majority, or 100% of the working interest in such oil and gas property lease.

Estimated Proved Reserves

Net to Norris Industries, Inc.

SEC Non-Escalated Analysis

As of March 1, 2020

	Proved
	Producing	Not Producing	Proved Undeveloped	Total BOE & Value

Net Reserve
Oil - Bbl.	28,900	-	-	28,900
Gas - Mcf	110,100	-	39,800	149,900

Income Data
Future gross revenue	$1,898,000	$-	$100,000	$1,998,000
Taxes	$151,000	$-	$8,000	$159,000
Operating costs	$800,000	$-	$9,000	$809,000
Capital costs	$-	$-	$-	$-
Undiscounted cash flows	$943,000	$-	$87,000	$1,030,000
Discounted cash flows at 10%	$603,000	$-	$55,000	$658,000

The unit prices used throughout this report for crude oil, condensate, and natural gas were $56.69 per barrel of oil and $2.40 per MCF for Henry Hub gas which are above current market prices. The reserve report unit prices are based upon the appropriate prices in effect the first trading day of each month from March 2019 through February 2020 and averaged for the year which ranged from low of $44.76 for to a high of $65.89 per barrel of oil for WTI crude.

Employees

We presently have a limited number of individuals performing services for the Company: Patrick Norris our Chief Executive Officer, President, Chief Accounting Officer and Chief Financial Officer; Ross Henry Ramsey, the President of the oil division and Board-Member.

Mr. Ramsey devotes approximately 40 hours per week to the affairs of the Company. Mr. Ramsey serves as the President of the oil and gas division of the Company.

Ms. Lisa Boudoin devotes approximately 20 hours per week for administrative functions.

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

LIMITED OPERATING HISTORY.

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

THE OIL AND GAS INDUSTRY IS IN A SUBSTANTIAL DOWN TURN DUE TO THE COVID-19 PANDEMIC.

During the 2020 fiscal year, we performed an analysis of our oil and gas properties in light of the COVID-19 pandemic, the public health response, the changing demand for oil and gas and anticipated economic conditions in our industry. As a result, we recognized impairment expense of approximately $1,319,000 under a ceiling test write-down to reduce the carrying value of our oil and gas properties to be in line with the March 1, 2020 Reserve Report, reducing the net book value of our oil and gas properties by approximately 75% when also considering current year depletion.

Our business and operations have been adversely affected by and are expected to continue to be adversely affected by the recent COVID-19 pandemic and the public health response, and may be adversely affected in the future by other similar outbreaks.

As a result of the recent COVID-19 outbreak or other adverse public health developments, including voluntary and mandatory quarantines, travel restrictions and other restrictions, our operations, and those of our subcontractors, customers and suppliers, have experienced and are anticipated to continue to experience delays or disruptions and temporary suspensions of operations. In addition, our financial condition and results of operations have been and are likely to continue to be adversely affected by the coronavirus outbreak.

The timeline and potential magnitude of the COVID-19 outbreak is currently unknown. The continuation or amplification of this virus could continue to more broadly affect the United States and global economy, including our business and operations, and the demand for oil and gas.

For example, the outbreak of coronavirus has resulted in a widespread health crisis that will adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect our operating results. Other contagious diseases in the human population could have similar adverse effects. In addition, the effects of COVID-19 and concerns regarding its global spread have recently negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted the price we receive for oil and natural gas, and has materially and adversely affected the demand for and marketability of our production, to us this means that our production may have to be shut-in for some of our wells at any point in time and may hold, or continue to store some, or all of our oil as inventory to be sold at a later date as we have refused to accept zero price for our production.

This unprecedented situation is anticipated to continue to adversely affect the same for the foreseeable future. As the potential impact from COVID-19 is difficult to predict, the extent to which it will negatively affect our operating results, or the duration of any potential business disruption is uncertain. The magnitude and duration of any impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control.

These potential impacts, while uncertain, have already negatively affected our 2021 fiscal year first quarter results of operations, and are anticipated to have a negative impact on multiple future quarters’ results as well.

OUR FINANCIAL STATEMENTS HAVE BEEN PREPARED ON A GOING CONCERN BASIS.

The Company has incurred continuing losses since 2016, including a loss of approximately $2,898,000 for the fiscal year ended February 29, 2020. During the fiscal year ended February 29, 2020, the Company accessed $850,000 in funding, and reduced its general and administrative costs, increased revenues, and incurred cash losses of approximately $552,000 from its operating activities. If we do not increase our income so as to be able to cover our operating expenses, we will need to obtain financing during the fiscal year to fund our operations. We do not have any specific sources of capital to be able to raise additional working capital. Our principal shareholder, who is not legally obligated to fund our operations, may provide funding, but there is no assurance that the shareholder will make a further capital investment or lend us operating funds. As of February 29, 2020, the Company had availability of $600,000 on its existing credit line with JBB Partners, Inc. (“JBB”), an entity that is owned and controlled by Mr. Patrick Norris, the Company’s Chief Executive Officer and principal shareholder. If we are not able to obtain working capital funding, we will have to curtail our operations or cease operations. If either event occurs, investors will suffer a diminution in the value of their investment.

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

SIGNIFICANT ADVERSE IMPACT TO OUR CAPITAL RESERVE OF ANY UNINSURED LIABILITY CLAIM.

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

UNCERTAINTY OF PROFITABILITY.

Our business model requires significant investment in acquisitions and explorations, and, if and to the extent our business grows, we will need to hire new employees. Specifically, our profitability will depend upon our success at accomplishing the following tasks:

●	implementing and executing our business model;

●	establishing name recognition and a reputation for value with domestic and worldwide investors and partners;

●	implementing results-oriented explorations, domestic and worldwide distribution and sales strategies; and

●	developing sound business relationships with key strategic partners; and hiring and retaining skilled employees.

Additionally, our revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, including:

●	economic conditions generally, as well as those specific to the oil and gas industry such as demand for petroleum generally and more specifically from small producers such as the Company and the pricing for the crude oil and gas we produce;

●	our ability to manage relationships with industry and distribution partners to sell our production;

●	our ability to access capital as needed, on terms which are fair and reasonable to the Company;

●	our ability to successfully to produce high quality oil, and get that product to buyers in the intended manner; and

●	the ability of third-party vendors to manage their procurement and delivery operations.

MANAGEMENT OF GROWTH.

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

WE ARE IN A HIGHLY COMPETITIVE MARKET.

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

CONFLICTS OF INTEREST.

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

WHILE NOT APPLICABLE TO THE COMPANY CURRENTLY BECAUSE WE DO NOT MEET THE ACCELERATED FILER REQUIREMENTS, IN THE FUTURE, IF NOT BE ABLE TO COMPLY WITHTHE ACCELERATED FILING AND INTERNAL CONTROL REPORTING REQUIREMENTS IMPOSED BY THE SEC THIS MAY RESULT IN A DECLINE IN THE PRICE OF OUR SHARES OF COMMON STOCK AND AN INABILITY TO OBTAIN FUTURE FINANCING.

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

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act of 2010 and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

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

Risks Related to the Exploration Business

Our business and operations have been adversely affected by and are expected to continue to be adversely affected by the recent COVID-19 outbreak and the public health response and may be adversely affected in the future by other similar outbreaks.

As a result of the recent COVID-19 outbreak andpublic health developments, including voluntary and mandatory quarantines, travel restrictions and other restrictions, our operations, and those of our subcontractors, customers and suppliers, have and are anticipated to continue to experience delays or disruptions and temporary suspensions of operations. In addition, our financial condition and results of operations have been and are likely to continue to be adversely affected by the COVID-19 outbreak.

The timeline and potential magnitude of the COVID-19 outbreak is currently unknown. The continuation or amplification of this virus could continue to more broadly affect the United States and global economy, including our business and operations, and the demand, for oil and gas.

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

DISRUPTION OF OUR PROPOSED SUPPLY CHAIN COULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our ability and the ability of our suppliers, business partners, including drillers, operators, and independent buyers, to make, move and sell our products is critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to adverse weather conditions, natural disaster, fire, terrorism, the outbreak or escalation of armed hostilities, pandemics, strikes and other labor disputes or other reasons beyond our or their control, could impair our ability to produce oil. So far in fiscal year 2021, as a result of the COVID-19 pandemic and official reaction to the pandemic, there has been severe, far reaching disruption to the oil and gas industry, generally, which also is affecting the Company. We expect to experience additional losses and we may have to change production. We recognize that a failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

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

There is a limited public trading market for our common stock and there can be no assurance that one will ever develop. Market liquidity will depend on the availability of shares in the market place, on the perception of our operating business, and on any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, holders of our securities may not find purchasers for our securities should they decide to sell. Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

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

Item 2. Properties.

The Company headquarters is at 102 Palo Pinto St. Suite B Weatherford, Texas 76086. The Company terminated its prior lease agreement and has a new month-to-month rental agreement that started in August 28, 2018 at rate of $950 per month.

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

The common stock only trades occasionally, in low volume amounts. A recent trade was on May 15, 2020, for which day the closing price was approximately $0.06.

Holders of Common Stock

As of June 12, 2020, we had 98 shareholders of record of our common stock. We believe we have at least an additional 100 shareholders, who hold their shares of common stock under “street name.”

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

Recent Sales of Unregistered Securities

On each of November 25, 2019 and January 6, 2020, the Company issued 720,000 shares of common stock upon exercise of outstanding options. The options were exercised at $.01 per share, and the issuance was pursuant to Section 4(2) of the Securities Act of 1933, as restricted stock issued in a private offering.

Securities Authorized for Issuance Under Equity Compensation Plans.

We currently do not have an equity compensation plan.

Item 6. Selected Financial Data

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Norris Industries, Inc. (the “Company”, “we”, or “us”) (formerly International Western Petroleum, Inc.) was incorporated on February 19, 2014, under the laws of the state of Nevada. We are an oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. As of March 1, 2020, the SEC Non-Escalated Analysis of Estimated Proved Reserve of our various leases in Jack County and Palo-Pinto County, the Ratliff leases, the Marshall-Walden, and the Bend Arch Lion 1A and Bend Arch Lion 1B leaseholds, is a total of 29 Mbbl in oil net reserves, plus 150 MMcf in natural gas net reserves being out of total of BOE equivalent of 54 Mbbl in gross reserves, which is down from prior year by 322 Mbbl due to reduction of expected production as result of well workover issues.

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

The Company’s longer term main objective is to actively focus on improving its existing fields and to look for additional reserve oil and gas concessions and production opportunities, aiming to participate with capital partners for a transaction related to buyouts and joint ventures. The Company will continue to conserve capital to be able to focus on smaller oil and natural gas properties in West, Central West, East and South Texas, aiming to increase its revenues via an acquisition. It also will try to improve the existing production revenues of the Bend Arch Lion 1A, Bend Arch Lion 1B, Marshall Walden joint venture property, which includes the purchase of the leases in Jack County and Palo Pinto County, plus the Ratliff property via new entries, re-entries and EOR methods as mentioned in the Operational Plan section above.

The Company ultimately plans to tap into the high potential leases of the West Texas region of the United States, aiming to obtain reserves for future development, so as to increase its overall oil and gas assets in the Permian Basin. The Permian Basin is a sedimentary basin largely contained in the western part of the U.S. state of Texas and the southeastern part of the U.S. state of New Mexico. It reaches from just south of Lubbock, TX, to just south of Midland and Odessa, TX, extending westward into the southeastern part of New Mexico. It is so named because it has one of the world’s thickest deposits of rocks from the Permiangeologic period. The greater Permian Basin comprises several component basins: of these, Midland Basin is the largest, Delaware Basin is the second largest, and Marfa Basin is the smallest. The Permian Basin extends beneath an area approximately 250 miles (400 km) wide and 300 miles (480 km) long.

To achieve the Company’s production objectives, our senior management team has explored the opportunity to utilize new and existing technologies and plans to start with 4 counties (Coleman, Gregg, Russ and Reeves) for the EOR business in Texas. The Company plans to optimize its acquisition model by adding this technology to increase existing mature productions without additional drilling or fracking.

Results of Operations

Revenues

The Company generated revenues of $573,016 from oil and gas production sales during the year ended February 29, 2020, compared to $499,074 during the year ended February 28, 2019. The increase in oil and gas production sales was primarily due to the acquisition of the Marshall Walden accounting for 100% WI ownership in June 2019.

Because of the disruption to the oil and gas industry caused by the COVID-19 pandemic and measures taken to control the spread of disease, the Company expects that there will be a reduction in revenues for fiscal year 2021.

Lease Operating Expenses

Lease operating expenses for the years ended February 29, 2020 and February 28, 2019, were $731,760 and $279,815, respectively. We incurred more lease operating expenses in 2020 primarily because of additional lease expenses incurred for workovers, well repair, and maintenance in the Marshall-Walden property, and other workover, well service repair, and maintenance costs in the Jack and Palo Pinto Country properties that have not be as successful as Company had initially expected them to be.

Operating Expenses

Operating expenses for the years ended February 29, 2020 and February 28, 2019, were $577,066 and $878,051, respectively. The decrease was primarily due to management implementing cost controls to lower the general and administrative expenses incurred by the Company.

Depletion and Accretion Expenses

For the years ended February 29, 2020 and February 28, 2019, the Company recorded depletion and accretion expense of $771,837 and 210,625, respectively, related to depletion of oil and gas properties and amortization of asset retirement obligations.

Impairment Expense

For the years ended February 29, 2020 and February 28, 2019, the Company recorded impairment of $1,319,444 and $-0-, respectively, related to ceiling test write-down of its oil and gas properties.

Other Income (Expense)

For the years ended February 29, 2020 and February 28, 2019, the Company recorded interest expense of $73,295 and $52,268, respectively. Higher interest expense was incurred in 2020 due to additional debt issuances to related parties in the current year. In addition, the Company sold a piece of equipment in 2020 and recognized a gain of $2,254 on the sale. No similar sale occurred during 2019.

Net Loss

Our operations resulted in a net loss in the amount of $2,898,132 for the year ended February 29, 2020, compared to a net loss of $921,685 for the year ended February 28, 2019. The increase was primarily related to lower returns, and higher expenses incurred from leases in Jack County and Palo Pinto County, and in the Marshall-Walden property acquired, which also resulted in impairment of our oil and gas properties.

Liquidity and Capital Resources

On February 29, 2020, the Company had cash of $158,081.

Net cash used in operating activities during the year ended February 29, 2020, was $551,515, compared to cash used in operating activities of $419,242 for the same period in 2019. The increase was primarily related to an increase in expenses related to the maintenance and repair of the Company’s legacy oil and gas properties incurred in purchase of Marshall-Walden that did not generate near the returns expected in the near term, coupled with declining energy prices.

Net cash used in investing activities during year ended February 29, 2020, was $273,359 primarily from the Company’s investment in the Marshall-Walden purchase and purchase of pumps and related oil field equipment, compared to $0 cash used in investing activities for the same period in 2019.

Net cash provided by financing activities during the year ended February 29, 2020, was $857,200, related to proceeds of $600,000 from the Company’s line of credit with JBB, proceeds from a $250,000 term loan from JBB for the Marshall-Walden purchase, and proceeds of $7,200 from the exercise of stock options. During the year ended February 28, 2019, cash provided by financing activities was $300,000 related to proceeds from the Company’s line of credit with JBB.

The Company will require additional financing to support its operations and to pursue its acquisition program. As of February 29, 2020, the Company had availability of $600,000 on its existing credit line with JBB. If the Company requires additional financing beyond what is available under its existing credit line, it does not have any committed sources of financing at this time. If it is unable to obtain financing, it will have to reduce or curtail its operations and acquisition program. There is no assurance that it will be able to obtain financing in the future, and even if financing is available, it may not be on terms acceptable to the Company.

To date, the funding during the past two fiscal years to support operations and facilitate some acquisitions has been provided by the largest shareholder of the Company. This individual does not have any legal obligation to continue to provide funding to the Company. Yet the majority owner has indicated a willingness, and provided some assurances, to selectively review and determine added funding for certain low risk initiatives on those oil and gas wells in which the Company has either a 100% or a majority working interest in order to increase its existing production. Our majority shareholder expects, but is not legally obligated, to provide funding for the Company’s capital expenditure program for fiscal year 2021. Such funding may be provided in the form of loans, issuance of equity or other means.

The financial statements of the Company have been prepared on a going concern basis. The Company will either have to increase its operating revenues to a point to be able to cover its operating expenses or obtain funding from other investors or lenders. There is no assurance that the Company will be able to increase its revenues or obtain funding. The Company believes that it will experience revenue disruption and declines as a result of the COVID-19 pandemic and the government response thereto. If it is not able to do so, it will have to curtail operations or cease operations. There is no assurance that the Company will be able to continue its operations. In such instances, investors will suffer a loss in the value of their investment in the Company.

Off-Balance Sheet Arrangements

As of February 29, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Norris Industries, Inc.

Weatherford, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Norris Industries, Inc. (the “Company”) as of February 29, 2020 and February 28, 2019, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and February 28, 2019, and the results of its operations and its cash flows for the years ended February 29, 2020 and February 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp
Marcum llp

We have served as the Company’s auditor since 2018.

Houston, Texas
June 15, 2020

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

	2020	2019
ASSETS
Current Assets
Cash	$158,081	$125,755
Account receivable - oil & gas	38,549	71,132
Total Current Assets	196,630	196,887

Oil and Gas Property - Full Cost Method
Properties subject to amortization	2,999,461	2,716,102
Less: accumulated depletion and impairment	(2,341,261)	(259,292)
Total Oil and Gas Property, net	658,200	2,456,810
Equipment, net	-	7,746
Total Assets	$854,830	$2,661,443

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$94,305	$32,549
Accounts payable and accrued expenses - related party	142,484	69,189
Total Current Liabilities	236,789	101,738

Convertible notes payable - related party	2,700,000	1,850,000
Asset retirement obligations	102,162	92,850

Total Liabilities	3,038,951	2,044,588

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value per share 20,000,000 shares authorized:	-	-
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 90,883,013 and 89,443,013 shares issued and outstanding	90,883	89,443
Additional paid-in capital	6,286,399	6,183,483
Subscription receivable	(7,200)	-
Accumulated deficit	(8,555,203)	(5,657,071)
Total Stockholder’s Equity (Deficit)	(2,184,121)	616,855

Total Liabilities and Stockholders’ Equity (Deficit)	$854,830	$2,661,443

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

	2020	2019

Revenues
Oil and gas sales	$573,016	$499,074
Total Revenues	573,016	499,074

Operating Expenses
Lease operating expenses	731,760	279,815
General and administrative expenses	577,066	878,051
Impairment expense	1,319,444	-
Depletion, depreciation and accretion	771,837	210,625

Total Operating Expenses	3,400,107	1,368,491

Loss from Operations	(2,827,091)	(869,417)

Other Income (Expenses)
Gain on sale of equipment	2,254	-
Interest expense	(73,295)	(52,268)
Total Other Expense	(71,041)	(52,268)

Net Loss	$(2,898,132)	$(921,685)

Net loss per common share - basic and diluted	$(0.03)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	89,738,095	89,443,013

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

	Series A Convertible				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, February 28, 2018	1,000,000	$1,000	89,443,013	$89,443	$5,967,483	$-	$(4,735,386)	$1,322,540

Stock-based compensation	-	-	-	-	216,000	-	-	216,000
Net loss	-	-	-	-	-	-	(921,685)	(921,685)

Balance, February 28, 2019	1,000,000	1,000	89,443,013	89,443	6,183,483	-	(5,657,071)	616,855

Stock-based compensation	-	-	-	-	89,956	-	-	89,956
Issuance of common stock for exercise of stock options	-	-	1,440,000	1,440	12,960	(7,200)	-	7,200
Net loss	-	-	-	-	-	-	(2,898,132)	(2,898,132)

Balance, February 29, 2020	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(7,200)	$(8,555,203)	$(2,184,121)

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

	2020	2019
Cash Flow from Operating Activities
Net loss	$(2,898,132)	$(921,685)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, depreciation and accretion	771,837	210,625
Impairment expense	1,319,444	-
Gain on sale of equipment	(2,254)	-
Stock-based compensation	89,956	216,000
Changes in operating assets and liabilities:
Accounts receivable - oil & gas	32,583	37,512
Accounts payable and accrued expenses	61,756	(10,471)
Accounts payable and accrued expenses - related party	73,295	48,777
Net Cash Used in Operating Activities	(551,515)	(419,242)

Cash Flow from Investing Activities
Purchase of oil and gas properties	(283,359)	-
Proceeds from sale of equipment	10,000	-
Net Cash used in Investing Activities	(273,359)	-

Cash Flow from Financing Activities
Proceeds from exercise of stock options	7,200	-
Proceeds from related party loans	850,000	300,000
Net Cash provided by Financing Activities	857,200	300,000

Net Increase (Decrease) in Cash	32,326	(119,242)

Cash – beginning of year	125,755	244,997

Cash – end of year	$158,081	$125,755

Supplemental Cash Flow Information
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Nature of Operations and summary of Significant Accounting Policies

Norris Industries, Inc. (“NRIS” or the “Company”) (formerly International Western Petroleum, Inc.), was incorporated on February 19, 2014 as a Nevada corporation. The Company was formed to conduct operations in the oil and gas industry. The Company’s principal operating properties are in the Ellenberger formation in Coleman County, and in Jack County and Palo-Pinto County Texas. The Company’s production operations are all located in the State of Texas.

On April 25, 2018, the Company incorporated a Texas registered subsidiary, Norris Petroleum, Inc., as its own operating entity.

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The financial statements are presented on a consolidated basis and include all of the accounts of Torchlight Energy Resources Inc. and its wholly owned subsidiary, Norris Petroleum, Inc. All significant intercompany balances and transactions have been eliminated.

Liquidity and Capital Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements.

The Company’s business and operations have been adversely affected by and are expected to continue to be adversely affected by the recent COVID-19 outbreak and may be adversely affected in the future by other similar outbreaks.

As a result of the recent COVID-19 outbreak, including voluntary and mandatory quarantines, travel restrictions and other restrictions, the Company’s operations, and those of its subcontractors, customers and suppliers, have and are anticipated to continue to experience delays or disruptions and temporary suspensions of operations. In addition, the Company’s financial condition and results of operations have been and are likely to continue to be adversely affected by the COVID-19 outbreak.

The timeline and potential magnitude of the COVID-19 outbreak is currently unknown. The continuation or amplification of this virus could continue to more broadly affect the United States and global economy, including our business and operations, and the demand, for oil and gas.

The Company has incurred continuing losses since 2016, including a loss of $2,898,132 for the fiscal year ended February 29, 2020. During the fiscal year ended February 29, 2020, the Company accessed $850,000 in funding, reduced its general and administrative costs, increased revenues, and incurred cash losses of approximately $552,000 from its operating activities. Further, as of February 29, 2020, the Company had availability of $600,000 on its existing credit line with JBB Partners, Inc. (“JBB”), an entity that is owned and controlled by Mr. Patrick Norris, the Company’s Chief Executive Officer and principal shareholder, a cash balance of approximately $158,000 and net working capital deficit of approximately $40,000.

The Company’s principal capital and exploration expenditures during next fiscal year are expected to relate to selected well workovers on its Jack and Palo Pinto County acreages. The Company believes that it has the ability to fund its costs for such expenditures from cash on-hand and in-place financing. The Company believes that it has sufficient working capital and in-place financing to fund its expected operational losses for twelve months following the issuance of these financial statements.

In the event that the Company required additional capital to fund higher operational losses, or oil and gas property leases purchases for fiscal year ending February 29, 2020, the Company expects to seek additional capital from one or more sources via sales of restricted private placement of sales of equity and debt securities from those other than JBB. However, there can be no assurance that the Company would be able to secure the necessary capital to fund its costs on acceptable terms, or at all. If, for any reason, the Company is unable to fund its operations it would have to undertake other aggressive cost cutting measures and then be subject to possible loss of some of its rights and interests in prospects to curtail operations and forced to forego opportunities or in worst case, cease operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expense during the period. Actual results could differ from those estimates.

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

Oil and Gas Properties, Full Cost Method

The Company follows the full cost method of accounting for its oil gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the consolidated statement of operations.

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

The Company capitalizes pre-acquisition costs directly identifiable with specific properties when the acquisition of such properties is probable. Capitalized pre-acquisition costs are presented in the consolidated balance sheet.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to the Company’s shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per as the inclusion of these shares would be anti-dilutive for the years ended February 29, 2020 and February 28, 2019:

	2020	2019
Stock options	-	1,440,000
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	13,500,000	9,250,000
Total Common Shares to be issued	80,166,667	73,356,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At February 29, 2020, $0 of the Company’s cash balances was uninsured. The Company has not experienced any losses on such accounts.

Recent Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842)”. The new lease guidance supersedes Topic 840. The core principle of the guidance is that entities should recognize the assets and liabilities that arise from leases. Topic 840 does not apply to leases to explore for or use minerals, oil, natural gas and similar non-regenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, which provides entities with an alternative modified transition method to elect not to recast the comparative periods presented when adopting Topic 842. The Company adopted Topic 842 as of March 1, 2019, using the alternative modified transition method, for which, comparative periods, including the disclosures related to those periods, are not restated. In addition, the Company elected practical expedients provided by the new standard whereby, the Company has elected to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs and to retain off-balance sheet treatment of short-term leases (i.e., 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise). As a result of the short-term expedient election, the Company has no leases that require the recording of a net lease asset and lease liability on the Company’s consolidated balance sheet or have a material impact on consolidated earnings or cash flows as of February 29, 2020. Moving forward, the Company will evaluate any new lease commitments for application of Topic 842.

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

Note 2 – Revenue from Contracts with Customers

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the years ended February 29, 2020 and February 28, 2019:

	2020	2019
Oil sales	$493,192	$250,252
Natural gas sales	79,824	248,822
Total	$573,016	$499,074

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of February 29, 2020 and February 28, 2019.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the years ended February 29, 2020 and February 28, 2019:

	February 28, 2018	Additions	Dispositions	February 28, 2019

Oil and gas properties, subject to amortization	$2,646,878	$-	$-	$2,646,878
Asset retirement costs	69,224	-	-	69,224
Accumulated depletion	(69,760)	(189,532)	-	(259,292)
Total oil and gas assets	$2,646,342	$(189,532)	$-	$2,456,810

	February 28, 2019	Additions		Dispositions	February 29, 2020

Oil and gas properties, subject to amortization	$2,646,878	$283,359		$-	$2,930,237
Asset retirement costs	69,224		-	-	69,224
Accumulated depletion	(259,292)	(2,081,969)		-	(2,341,261)
Total oil and gas assets	$2,456,810	$(1,798,610)		$-	$658,200

The depletion recorded for production on proved properties for the years ended February 29, 2020 and February 28, 2019, amounted to $762,525 and $189,532, respectively. During the years ended February 29, 2020 and February 28, 2019, the Company recognized impairment expense of $1,319,444 and $-0-, respectively, related to a ceiling test write-down of its oil and properties subjection to amortization.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the year ended February 29, 2020:

Asset retirement obligations as of February 28, 2019	$92,850
Additions	-
Current year revision of previous estimates	-
Accretion during the year ended February 29, 2020	9,312
Asset retirement obligations as of February 29, 2020	$102,162

During the years ended February 29, 2020 and February 28, 2019, the Company recognized accretion expense of $9,312 and $16,193, respectively.

Note 5 – Related Party Transactions

Promissory Note to JBB

On December 28, 2017, the Company borrowed $1,550,000 from JBB to complete the purchases of a series of oil and gas leases (the “Loan Note”). The loan has an interest rate of 3% per annum, a maturity date of December 28, 2018 and is secured by all assets of the Company. The loan is convertible to the Company’s common stock at the conversion rate of $0.20 per share.

On June 26, 2018, the Company and JBB entered into a modification of the existing Loan Note, to add provisions to permit the Company to obtain additional advances under the Loan Note up to a maximum of $1,000,000. The Company may request an advance in increments of $100,000 no more frequently than every 30 days, provided that (i) it provides a description of the use of proceeds for the advance reasonably acceptable to JBB, and (ii) the Company is not otherwise in default of the Loan Note. The original loan amount and the advances are secured by all the assets of the Company and are convertible into common stock of the Company at the rate of $0.20 per common share, subject to adjustment for any reverse and forward stock splits. The Loan Note may be repaid at any time, without penalty, however, any advance that is repaid before maturity may not be re-borrowed as a further advance.

On May 21, 2019, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding Loan Note to September 30, 2020.

On June 13, 2019, JBB lent the Company $250,000 under a secured promissory note. The funds were used to acquire the remaining working interest in the Marshall Walden oil and gas property from Odyssey Enterprises LLC. The loan has an interest rate of 5% per annum, a maturity date of June 30, 2022, and is secured by all assets of the Company. The loan is convertible into the Company’s common stock at a conversion rate of $0.20 per common share.

On October 1, 2019, the Company entered into another amendment of its Loan Note with JBB to increase the line of credit by an additional $500,000, for a total of $1,500,000, and extend the maturity date for the original note and line of credit to December 31, 2020.

During the year ended February 29, 2020, JBB advanced $600,000 to fund the Company’s operations under the Loan Note. As of February 29, 2020, the Company had availability of $600,000 on its existing credit line with JBB.

The Company recognized interest expense of $73,295 and $52,268 for the years ended February 29, 2020 and February 28, 2019, respectively. As of February 29, 2020, and February 28, 2019, there was $2,700,000 and $1,850,000, respectively, outstanding under notes payable to JBB.

On May 29, 2020, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding Loan Note to September 30, 2021.

Equipment Sale

During the year ended February 29, 2020, the Company sold one used vehicle, a work truck, for proceeds $10,000 to affiliate operator of IWO. As a result of this sale, the Company recognized a gain on sale of equipment on its statement of operations of $2,254.

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

As of September 1, 2018, the Company moved to the offices of International Western Oil Corp. (“IWO”), a related party, in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the years ended February 29, 2020 and February 28, 2019, the Company incurred $11,400 and $5,700, respectively, of rent expense under this lease that is included in general and administrative expenses on the consolidated statement of operations.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the King County, Texas lease acreage, 640 acres are due to expire in June 2021.

Note 7 – Equity Transactions

There were no issuances of common stock (or common stock activity) during the year ended February 28, 2019.

During the year ended February 28, 2018, the Company granted two of its officers options to purchase a total of 1,440,000 shares the Company’s common stock with an exercise price of $0.01 per share, a term of 2 years until August 3, 2020, and a vesting period of 2 years. The options had an aggregate fair value of $431,956 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.34%; (2) expected life of 2 years; (3) expected volatility of 482.51%; and (4) zero expected dividends. These options had an intrinsic value of $68,160 as of February 28, 2019.

On November 25, 2019, one of the employees exercised the option and purchased 720,000 shares of the Company’s common stock at an exercise price of $0.01 per share, for total proceeds of $7,200.

On January 6, 2020, one of the officers exercised the option and purchased 720,000 shares of the Company’s common stock at an exercise price of $0.01 per share, for total of $7,200. The unpaid proceeds are included in the consolidated balance sheet as a subscription receivable.

During the years ended February 29, 2020 and February 28, 2019, the Company recorded stock-based compensation expense of $89,956 and $216,000, respectively, related to the vesting of these options. During the year ended February 29, 2020, the options were fully vested and exercised. As such, as of February 29, 2020, the intrinsic value was $0.

Note 8 – Income Taxes

Due to the Company’s net losses, there were no provisions for income taxes for the years ended February 29, 2020 and February 28, 2019.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 21% for the years ended February 29, 2020 and February 28, 2019, respectively, are summarized as follows:

	2020	2019

Pretax book loss	$(608,608)	$(193,554)
Permanent differences:
Stock-based compensation	18,891	45,360
Loss on settlement of debt	-	-
Change in valuation allowance	589,717	136,286
Change in the effective rates	-	-
Other adjustments	-	11,908
Total tax expense	$-	$-

Deferred income tax assets for the years ended February 29, 2020 and February 28, 2019 are as follows:

Deferred Tax Assets	2020	2019

Net operating losses carry forwards	$1,889,953	$1,577,319
Impairment expense	277,083	-
Total deferred tax assets	2,167,036	1,577,319
Less valuation allowance	(2,167,036)	(1,577,319)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at February 29, 2020 and February 28, 2019. The net change in the total valuation allowance from February 29, 2020 and February 28, 2019, was an increase of $589,717.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of February 29, 2020, and February 28, 2019, the Company did not have any significant uncertain tax positions or unrecognized tax benefits.

As of February 29, 2020, the Company has federal net operating loss carryforwards of approximately $11,300,000 for federal and state tax purposes, respectively.

Utilization of NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code (the “Code”), as amended, as well as similar state provisions. In general, an “ownership change” as defined by the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain shareholders or public groups. The Company experienced an “ownership change” within the meaning of IRC Section 382 during the year ended February 29, 2020. As a result, certain limitations apply to the annual amount of net operating losses that can be used to offset post ownership change taxable income.

Note 9 – Subsequent Events

On May 29, 2020, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding Loan Note to September 30, 2021, and also funded an additional $100,000 to the Company.

Note 10 – Supplemental Oil and Gas Disclosures (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities

The estimates of proved oil and gas reserves utilized in the preparation of these statements were prepared by Bryant M. Mook for years ended February 29, 2020 and February 28, 2019, using reserve definitions and pricing requirements prescribed by the SEC. The Company used a combination of production performance and offset analogies, along with estimated future operating and development costs as provided by the Company and based upon historical costs adjusted for known future changes in operations or developmental plans, to estimate its reserves.

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. All estimates of proved reserves are determined according to the rules prescribed by the SEC. These rules indicate that the standard of “reasonable certainty” be applied to the proved reserve estimates. This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since February 29, 2020. The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company’s proved reserves are proved developed non-producing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

All of the Company’s reserves are located in the United States.

	February 29, 2020	February 28, 2019
Proved oil and gas properties	$2,999,461	$2,716,102
Unproved oil and gas properties	-	-
Accumulated depreciation, depletion, amortization and impairment	(2,341,261)	(259,292)
Total acquisition, development and exploration costs	$658,200	$2,456,810

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

At February 29, 2020 and February 28, 2019, unevaluated costs of $0 were excluded from the depletion base.

	February 29, 2020	February 28, 2019
Acquisition of properties – proved	$283,359	$-
Acquisition of properties – unproved	-	-
Exploration costs	-	-
Development costs	-	-
Disposition/sale	-	-
Total costs incurred	$283,359	$-

Estimated Quantities of Proved Oil and Gas Reserves

The following table sets forth proved oil and gas reserves together with the changes therein, proved developed reserves and proved undeveloped reserves for the years ended February 29, 2020 and February 28, 2019. Units of oil are in thousands of barrels (“MBbls”) and units of gas are in millions of cubic feet (“MMcf”). Gas is converted to barrels of oil equivalents (“MBoe”) using a ratio of six Mcf of gas per Bbl of oil.

	2020			2019
	Oil	Gas	BOE	Oil	Gas	BOE
Proved reserves:
Beginning of year	120	1,536	376	197	4,609	966
Revisions	(81)	(1,324)	(302)	(72)	(2,966)	(567)
Extensions and discoveries	-	-	-	-	-	-
Purchases of minerals-in-place
Sales of minerals-in-place	-	-	-	-	-	-
Production	(10)	(62)	(20)	(5)	(107)	(23)
End of year	29	150	54	120	1,536	376

Proved developed reserves:
Beginning of year	27	210	62	59	861	203
End of year	29	110	48	27	210	62

Proved not producing reserves:
Beginning of year	48	1,206	249	138	3,747	763
End of year	-	-	-	48	1,206	249

Proved undeveloped reserves:
Beginning of year	45	120	65	-	-	-
End of year	-	40	6	45	120	65

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

Future cash inflows for 2020 were computed by applying the average price for the year to the year-end quantities of proved reserves. The 2020 average price for the year was calculated using the 12-month period prior to the ending date of the period covered by the report, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period. Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting year. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing and producing proved oil and natural gas reserves at the end of the year, based on year-end costs, assuming continuation of year-end economic conditions. Future income tax expense was computed by applying statutory rates, less the effects of tax credits for each period presented, and to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties, after consideration of available net operating loss and percentage depletion carryovers. Discounted future net cash flows have been calculated using a ten percent discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.

The estimated present value of future cash flows relating to prove reserves is extremely sensitive to prices used at any measurement period. The prices used for each commodity for the years ended February 29, 2020 and February 28, 2019, as adjusted, were as follows:

	Oil (Bbl) Using NYMEX WTI	Gas (Mcf) Using NYMEX Henry Hub
2020 (average price)	$56.69	$2.40
2019 (average price)	$63.43	$3.04

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

The following table sets forth the standardized measure of discounted future net cash flows relating to proven reserves for the years ended February 29, 2020 and February 28, 2019, respectively (stated in thousands):

	2020	2019
Future cash inflows	$1,998	$12,571
Future costs:
Production costs	(809)	(3,762)
Future tax expense	(159)	(1,070)
Future development costs	-	(516)
Future net cash flows	1,030	7,223
10% annual discount for estimated timing of cash flows	(372)	(3,808)
Standardized measure of discounted net cash flows	$658	$3,415

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows at 10% per annum for the years ended February 29, 2020 and February 28, 2019, respectively (stated in thousands):

	2020	2019
Increase (decrease):
Beginning of year	$3,415	$7,947
Sales of oil produced, net of production costs	442	(288)
Net changes in sales and transfer prices and in production costs and production costs related to future production	(1,829)	15,804
Previously estimated development costs incurred during the period	-	-
Changes in future development costs	-	(435)
Revisions of previous quantity estimates due to prices and performance	(3,679)	(5,138)
Accretion of discount	342	795
Discoveries, net of future production and development costs associated with these extensions and discoveries	-	-
Purchases and sales of minerals in place	-	-
Timing and other	1,967	(15,270)
End of year	$658	$3,415

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) under the 2013 Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of February 29, 2020, our internal control over financial reporting is not effective. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at February 29, 2020:

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

(c) Changes in Internal Controls

No change in our internal control over financial reporting occurred during the last fiscal quarter ended February 29, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our officers and directors as of May 31, 2020. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Patrick L. Norris	60	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer
Ross Henry Ramsey	34	President of the Oil and Gas Division and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Patrick L. Norris is the founder of Norris International Services, LLC, a specialty machine shop in New Iberia, Louisiana, that was started in 2004, and serves the oil field petroleum parts, tubulars, and the utility road boring industries. Mr. Norris has been in the specialty manufacturing business for over 39 years.

Mr. Norris’ qualifications to serve on our Board include his experience in the oil and gas industry, and significant investment made into enterprises from his own resources.

Ross Henry Ramsey is a co-founder of the Company and has served as the Chief Executive Officer, President, Chief Financial Officer, and a Director since our inception. Since 2011, Mr. Ramsey has been the Chief Executive Officer and President of International Western Oil Corporation, making it an active explorer through Central West Texas. He also serves as President of the Company, which is the holding company of International Western Oil Corporation. From 2010 to 2011, Mr. Ramsey served as an independent drilling and completion consultant. Mr. Ramsey’s specializes in drilling acreage and establishing PUD’S (Proven Under Development locations) for new drilling locations and multiple recovery methods from primary to and secondary recovery methods. Mr. Ramsey has been involved with over 100 well bores, from drilling and testing, to completion. Ross has been a production specialist as part of the exploration in Young County, Coke County, Fischer County, Jones County and Taylor County, all of which are in Texas.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the SEC. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended February 29, 2020. Other than for the purchase of 720,000 shares by Mr. Norris on February 12, 2020, for which a late report was filed, the Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock during the fiscal year ended February 29, 2020. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the SEC.

Item 11. Executive Compensation

Compensation of Executives

During the year ended February 29, 2020, Chairman Patrick Norris received compensation of $1,500 per month for an annual amount of $18,000. Mr. Ross Ramsey was paid a monthly salary of $6,600 from the Company, for an annual amount of $79,200. No other amounts were paid, or benefits provided to Mr. Ross.

The Company does not provide any retirement, pension, profit sharing, insurance programs, long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees. The Company did not have any new equity-based awards program for its directors, officers or employees during the current year.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of June 12, 2020, with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of the company c/o Norris Industries, Inc., 102 Palo Pinto St. Suite B, Weatherford, Texas 76086.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
5% Stockholders:
Patrick L. Riggs (3)	5,900,000	6.49%

Directors and Executive Officers:
Patrick L. Norris, President, Chairman, Board of Directors and CEO/CFO (2)	57,860,000	63.66%
Ross Henry Ramsey, President of the Oil and Gas Division, and Director	500,000	0.55%
All directors and executive officers as a group (2 persons)	58,360,000	64.21%

(1)	Based on 90,883,013 shares of common stock outstanding as of June 12, 2020.
(2)	Excludes (i) the number of shares of common stock into which the 1,000,000 Series A Preferred Stock may be converted, which currently is 66,666,667 shares of common stock and (ii) the number of shares of common stock into which the aggregate of $2,700,000 convertible notes, owned by JBB Partners, LLC, may be converted which currently is 13,500,000 shares of common stock.
(3)	This information is based upon the Schedule 13D filed by Patrick Riggs and Riggs Capital. The address for Patrick Riggs is 10530 Normont Drive, Houston, TX 77070.

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

During the years ended February 29, 2020 and February 28, 2019, IWO contributed no capital to the Company.

Series A Preferred Stock

On August 2, 2017, the Company entered into a modification of the secured, promissory note with JBB Partners, Inc., a company controlled by Mr. Patrick Norris, originally entered into on April 11, 2017 (“Note”). The principal amount was increased by $550,000, to a total of $750,000, and the maturity date for all the sums advanced was extended to July 28, 2018. The Note, as amended and extended, was modified to be convertible into the Series A Preferred Stock, which itself is convertible into Common Stock of the Company. The Company paid no cash interest on the Note until the date of conversion to Series A Preferred Stock on February 21, 2019.

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

On June 26, 2018, the Company and JBB have entered into a modification of the existing Secured Promissory Note originally dated December 28, 2017 (“Loan Note”), to add provisions to permit the Company to obtain advances under the Loan Note up to a maximum of $1,000,000. The maturity date of the original amount and all the advances is December 31, 2020.

On May 29, 2020, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding Loan Note to September 30, 2021, and also funded an additional $100,000 to the Company.

On June 13, 2019, JBB lent the Company $250,000 under a secured promissory note. The funds were used to acquire the remaining working interest in the Marshall Walden oil and gas property from Odyssey Enterprises LLC. The loan has an interest rate of 5% per annum, a maturity date of June 30, 2022, and is secured by all assets of the Company. The loan is convertible into the Company’s common stock at a conversion rate of $0.20 per common share.

During the year ended February 29, 2020, JBB advanced $600,000 to the Company and the Company recognized interest expense of $73,295.

Director Independence and Committees

Neither Mr. Ross Henry Ramsey nor Mr. Patrick Norris are considered independent because they are both executive officers of the Company, and, in the case of Mr. Patrick Norris, hold beneficially more than 50% of the Company’s shares of common stock outstanding.

We do not currently have a separately designated audit, nominating or compensation committee. The regular function of these committees are handled by the board of directors.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional services provided by Marcum for the audits of our annual financial statements for the years ended February 29, 2020 and February 28, 2019:

Marcum	Year Ended February 29, 2020
Audit Fees (1)	$73,500
Audit-Related Fees (2)	-
Tax Fees (3)	16,234
All Other Fees (4)	-

Total	$89,734

Marcum	Year Ended February 28, 2019
Audit Fees (1)	$41,979
Audit-Related Fees (2)	-
Tax Fees (3)	3,334
All Other Fees (4)	-

Total	$45,313

(1)	Audit fees include professional services rendered for (i) the audit of our annual financial statements for the years ended February 29, 2020 and February 28, 2019 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit fees.”

(3)	Tax fees include professional services relating to preparation of the annual tax return.

(4)	Other fees include professional services for review of various filings and issuance of consents.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of the following documents filed as part of the report:

(1)	See the index to our consolidated financial statements on page F-1 for a list of the financial statements being filed in this Annual Report.

(2)	All financial statement schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	See Item 15(b) below for all exhibits being filed or incorporated by reference herein.

(b)	Exhibits:

The Exhibit Index attached to this Annual Report is incorporated by reference herein.

EXHIBITS – NORRIS INDUSTRIES, INC.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1(a)	Articles of Incorporation	S-1	3.1	6/3/2014

3.1(b)	Amendment to Articles of Incorporation (Change of Name, Increase in Capitalization, Creation of Blank Check Preferred)	8-K	3.1	2/26/2018

3.1(c)	Amendment to Articles of Incorporation (Creation of Series A Preferred Stock	8-K	3.2	2/26/2018

3.2	Bylaws	S-1	3.2	6/3/2014

4.1	Description of Securities				X

10.1	Acquisition Agreement, dated May 4, 2015, by and among International Western Oil Corporation and Norris Industries, Inc.	8-K	2.1	5/20/2015

10.1	Assignment, Conveyance and Bill of Sale between the Company and Cerberus Production, LLC, dated July 29, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on October 18, 2016)	10-Q	10.1	10/18/2016

10.2	Retainer Amendment Agreement with International Western Oil, dated October 1, 2015	10-Q	10.2	1/14/2016

10.3	Promissory Note between Company and JBB Partners, LLC dated May 21, 2020 modifications related to due date extension, and credit line terms and conditions.				X
					X
21.1	List of Subsidiaries

31.1	Certification of Principal Executive Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

99.1	Reserve report of Bryant M. Mook, B.Sc. M.Eng				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Norris Industries, Inc.

Dated: June 15, 2020	By:	/s/ Patrick L. Norris
Patrick L Norris
Chief Executive Officer, President and Chief Financial Officer (Duly Authorized, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick L. Norris	Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and Chairman of Board	June 15, 2020
Patrick L Norris

/s/ Ross Henry Ramsey	Director of the Company and President of the Oil and Gas Division	June 15, 2020
Ross Henry Ramsey

