Form 10-Q
period 2020-05-31
Norris Industries, Inc.
filed 2020-07-15
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 122(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 Par Value	NRIS	OTCMKTS

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

As of July 15, 2020, the registrant had 90,883,013 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

May 31, 2020

2

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

MAY 31, 2020 AND FEBRUARY 29, 2020

(UNAUDITED)

	May 31, 2020	February 29, 2020
ASSETS
Current Assets
Cash	$125,613	$158,081
Account receivable - oil & gas	3,130	38,549
Total Current Assets	128,743	196,630

Oil and Gas Property - Full Cost Method
Properties subject to amortization	2,978,687	2,999,461
Less: accumulated depletion and impairment	(2,383,054)	(2,341,261)
Total Oil and Gas Property, net	595,633	658,200
Equipment, net	-	-
Total Assets	$724,376	$854,830

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$103,985	$94,305
Accounts payable and accrued expenses - related parties	162,677	142,484
Total Current Liabilities	266,662	236,789

Convertible note payable - related party	2,800,000	2,700,000
Asset retirement obligations	73,740	102,162

Total Liabilities	3,140,402	3,038,951

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value per share 20,000,000 shares authorized	-	-
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 90,883,013 shares issued and outstanding	90,883	90,883
Additional paid-in capital	6,286,399	6,286,399
Subscription receivable	-	(7,200)
Accumulated deficit	(8,794,308)	(8,555,203)
Total Stockholder’s Equity (Deficit)	(2,416,026)	(2,184,121)

Total Liabilities and Stockholders’ Equity (Deficit)	$724,376	$854,830

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MAY 31, 2020 AND 2019

(UNAUDITED)

	2020	2019

Revenues
Oil and gas sales	$30,946	$119,359
Total Revenues	30,946	119,359

Operating Expenses
Lease operating expenses	121,599	154,921
General and administrative expenses	92,614	209,596
Depletion, depreciation and accretion	34,145	35,656

Total Operating Expenses	248,358	400,173

Loss from Operations	(217,412)	(280,814)

Other Income (Expenses)
Gain on sale of equipment	-	2,254
Interest expense	(21,693)	(14,515)
Total Other Expense	(21,693)	(12,261)

Net Loss	$(239,105)	$(293,075)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	90,883,013	89,443,013

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MAY 31, 2020

(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, February 29, 2020	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(7,200)	$(8,555,203)	$(2,184,121)

Collection of subscription receivable	-	-	-	-	-	7,200	-	7,200

Net loss	-	-	-	-	-	-	(239,105)	(239,105)

Balance, May 31, 2020	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$-	$(8,794,308)	$(2,416,026)

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

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2020 AND 2019

(UNAUDITED)

	2020	2019
Cash Flow from Operating Activities
Net loss	$(239,105)	$(293,075)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, depreciation and accretion	34,145	35,656
Stock-based compensation	-	54,000
Gain on sale of equipment	-	(2,254)
Changes in operating assets and liabilities:
Accounts receivable - oil & gas	35,419	(11,786)
Accounts payable and accrued expenses	8,180	8,415
Accounts payable and accrued expenses - related parties	21,693	14,515
Net Cash Used in Operating Activities	(139,668)	(194,529)

Cash Flow from Investing Activities
Proceeds from sale of equipment	-	10,000
Net Cash Used in Investing Activities	-	10,000

Cash Flow from Financing Activities
Proceeds from related party loan	100,000	200,000
Collection of subscription receivable	7,200	-
Net Cash Provided by Financing Activities	107,200	200,000

Net (Decrease) Increase in Cash	(32,468)	15,471

Cash – beginning of period	158,081	125,755

Cash – end of period	$125,613	$141,226

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Noncash Investing and Financing Activities
Change in estimate of asset retirement obligations	$20,774	$6,973

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

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended February 29, 2020. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company’s consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which the Company has a controlling financial interest. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The Company has incurred continuing losses since 2016, including a loss of $2,898,132 for the fiscal year ended February 29, 2020 and $239,105 for the three months ended May 31, 2020. During the three months ended May 31, 2020, the Company received $100,000 in funding from its credit line and incurred cash losses of approximately $140,000 from its operating activities. As of May 31, 2020, the Company had $500,000 available to borrow under its existing credit line with JBB Partners, Inc. (“JBB”), an affiliate of the Company’s Chief Executive Officer, and a cash balance of approximately $126,000 and negative working capital of approximately $138,000.

The Company’s principal capital and exploration expenditures during next fiscal year are expected to relate to selected well workovers on its Jack and Palo Pinto County acreages. The Company believes that it has the ability to fund its costs for such expenditures from cash on-hand and available funds from its line of credit.

In the event that the Company requires additional capital to fund higher operational losses or oil and gas property lease purchases for fiscal year ending February 28, 2021, the Company expects to seek additional capital from one or more sources via restricted private placement sales of equity and debt securities from those other than JBB. However, there can be no assurance that the Company would be able to secure the necessary capital to fund its costs on acceptable terms, or at all. If, for any reason, the Company is unable to fund its operations, it would have to undertake other aggressive cost cutting measures and then be subject to possible loss of some of its rights and interests in prospects to curtail operations and forced to forego opportunities or in worst case, cease operations.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to Norris Industries, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per common share as the inclusion of these shares would be anti-dilutive for the three months ended May 31, 2020 and 2019:

	2020	2019
Stock options	-	1,440,000
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	14,000,000	10,250,000
Total common shares to be issued	80,666,667	78,356,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At May 31, 2020, $0 of the Company’s cash balances was uninsured. The Company has not experienced any losses on such accounts.

Recent Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The effective date of ASU No. 2016-13 will be the first quarter of the Company’s fiscal 2022 with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2016-13 on its consolidated financial statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

Note 2 – Revenue from Contracts with Customers

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three months ended May 31, 2020 and 2019:

	2020	2019
Oil sales	$27,771	$98,929
Natural gas sales	3,175	20,430
Natural gas liquids sales	-	-
Total	$30,946	$119,359

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of May 31, 2020 and February 29, 2020.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the three months ended May 31, 2020:

	February 29, 2020	Additions	Change in Estimates	May 31, 2020

Oil and gas properties, subject to depletion	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	69,224	-	(20,774)	48,450
Accumulated depletion and impairment	(2,341,261)	(41,793)	-	(2,383,054)
Total oil and gas assets	$658,200	$(41,793)	$(20,774)	$595,633

The depletion recorded for production on proved properties for the three months ended May 31, 2020 and 2019, amounted to $41,793 and $35,600, respectively. During the three months ended May 31, 2020 and 2019, there were no ceiling test write-downs of the Company’s oil and gas properties.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the three months ended May 31, 2020:

Asset retirement obligations as of February 29, 2020	$102,162
Additions	-
Current year revision of previous estimates	(20,774)
Accretion adjustment during the three months ended May 31, 2020	(7,648)
Asset retirement obligations as of May 31, 2020	$73,740

During the three months ended May 31, 2020 and 2019, the Company recognized accretion expense of $7,648 and $56, respectively.

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

During the three months ended May 31, 2020, JBB advanced $100,000 to the Company. The Company recognized interest expense of $21,693 and $14,515 for the three months ended May 31, 2020 and 2019, respectively. As of May 31, 2020, and February 29, 2020, there was $2,800,000 and $2,700,000, respectively, outstanding under this note.

Equipment Sale

During the three months ended May 31, 2019, the Company sold one used vehicle, a work truck, for proceeds $10,000 to affiliate operator of International Western Oil Corp. (“IWO”), a related party. As a result of this sale, the Company recognized a gain on sale of equipment on its statement of operations of $2,254.

Note 6 – Commitments and Contingencies

Office Lease

As of September 1, 2018, the Company moved to the offices of IWO in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the three months ended May 31, 2020, the Company incurred $2,850 of rent expense under this lease that is included in general and administrative expenses on the statement of operations.

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

Note 7 – Equity Transactions

During the year ended February 28, 2018, the Company granted two of its officers’ options to purchase a total of 1,440,000 shares the Company’s common stock with an exercise price of $0.01 per share, a term of 2 years until August 3, 2020, and a vesting period of 2 years. The options had an aggregate fair value of $431,956 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.34%; (2) expected life of 2 years; (3) expected volatility of 482.51%; and (4) zero expected dividends.

The fair value of all options issued and outstanding is being amortized over their respective vesting periods. These and had an intrinsic value of $76,464 as of May 31, 2019. During the three months ended May 31, 2019, the Company recorded total option expense of $54,000 related to the vesting of these options. The unrecognized compensation expense on these options at May 31, 2019 was approximately $36,000. As of May 31, 2019, these options had a weighted-average remaining life of 0.18 years, and a weighted-average exercise price at $0.01 per share, with total of 1,440,000 options outstanding, of which approximately 1,320,000 options were fully vested as of May 31, 2019.

On November 25, 2019, one of the employees exercised the option and purchased 720,000 shares of the Company’s common stock at an exercise price of $0.01 per share, for total proceeds of $7,200.

On January 6, 2020, one of the officers exercised the option and purchased 720,000 shares of the Company’s common stock at an exercise price of $0.01 per share, for total of $7,200. The proceeds were received during the three months ended May 31, 2020.

These options were fully exercised as of February 29, 2020. During the three months ended May 31, 2020, the Company recorded stock-based compensation expense related to option vesting of $-0-.

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

THE OIL AND GAS INDUSTRY IS IN A SUBSTANTIAL DOWNTURN DUE TO THE COVID-19 PANDEMIC.

Our business and operations have been adversely affected by and are expected to continue to be adversely affected by the COVID-19 pandemic and the public health response.

As a result of the COVID-19 outbreak and the adverse public health developments, including voluntary and mandatory quarantines, travel restrictions and other restrictions, our operations, and those of our subcontractors, customers and suppliers, have experienced and are anticipated to continue to experience delays or disruptions and temporary suspensions of operations. In addition, our financial condition and results of operations have been and are likely to continue to be adversely affected by the coronavirus outbreak.

The timeline and potential magnitude of the COVID-19 outbreak and its consequences are currently unknown. The continuation or amplification of this virus could continue to more broadly affect the United States and global economy, including the demand for oil and gas.

The Company has experienced the effects of a negatively impacted domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted the price we receive for oil and natural gas, and has materially and adversely affected the demand for and marketability of our production. For the Company, this means that our production may have to be shut-in for some of our wells at any point in time and we may hold, or continue to store some, or all of our oil production as inventory to be sold at a later date because to date we have refused to accept a loss price for our production. Our 2020 fiscal year end was negatively impacted by the pandemic response, and the negative impact of the pandemic is continuing to be experienced in the first quarter of the 2021 fiscal year. At this time, we expect that our financial results for the full fiscal year will be adversely impacted by the existence of and the government response to the COVID-19 pandemic.

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

Operational Plans

Overall, we seek to acquire on a selective basis, oil and gas reserve concessions with existing production. To maintain our operations and complete any acquisitions we intend to raise capital via equity or debt, be this from our control owner, or other third-party financing sources, including the capital markets. The Company is still in the process of assessing the wells it holds, or recently acquired and is reviewing its options to make improvements in the future to address underperformance.

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

As result of COVID-19 the Company will likely take a pause on any activity until such time has elapsed that energy prices have stabilized. If the Company does review any acquisitions it will follow model which is based on a concept that has been proven in the past to be an effective and successful path of development for many other well- known E&P players:

a)	the financed acquisition of mature smaller oil fields that have potential for instituting EOR incremental production processes; and

b)	Develop strategic partnerships with existing operators to share production increases garnered through the implementation of this EOR plan.

The Company has plans to curtail its operating budget for each wells to basic maintenance and does not plan any new drill programs in the near future.

Results of Operations

Comparison of the Three Months Ended May 31, 2020 with the Three Months Ended May 31, 2019

Revenues

The Company generated revenues of $30,946 from oil and gas sales for the three months ended May 31, 2020, compared to $119,359 for the three months ended May 31, 2019. The decrease in revenues mainly came from a decrease in the market price of the Company’s oil and gas, and lower production from our oil and gas properties. The decrease in the price was in part attributable to the changes in demand due to the economic reactions to the COVID-19 pandemic.

Operating Expenses

Operating expenses for the three months ended May 31, 2020 and 2019 were $248,358 and $400,173, respectively. Our lease operating expenses decreased to $121,599 for the three-month period ended May 31, 2020, compared to $154,921 for the three-month period ended May 31, 2019, that was primarily related to lower variable lease operating expenses as a result of the lower production during the current period. Our general and administrative expense decreased to $92,614 for the three-month period ended May 31, 2020, compared to $209,596 for the three-month period ended May 31, 2019, primarily because of implemented cost cutting measures. Our depletion, depreciation and accretion expense decreased by $1,511, primarily related to a decrease in the net book value of the Company’s oil and gas properties as a result of the impairment recorded as of February 29, 2020.

Other Income (Expense)

For the three months ended May 31, 2020 and 2019, the Company recorded interest expense of $21,693 and $14,515 related to outstanding debts. The increase in interest expense was result of additional draws from the line of credit. The Company also sold a piece of equipment during the prior period recognized a gain of $2,254 on the sale for the quarterly period ended May 31, 2019. No similar sale occurred during the current period.

Net Loss

We had a net loss in the amount of $239,105 for the three months ended May 31, 2020, compared to a net loss of $293,075 for the three months ended May 31, 2019. The decrease in losses was primarily related to lower operating expenses incurred from the Company’s oil and gas properties as a result of reduction in lease operating expenses in response to curtailing of production due to low energy prices and general cost cutting measures during the current period.

Liquidity and Capital Resources

As of May 31, 2020, the Company had cash on-hand of $125,613.

Net cash used by operating activities during the three months ended May 31, 2020 was $139,668, compared to cash used in operating activities of $194,529 for the same period in 2019. The decrease was mainly related to lower operating expenses incurred from the Company’s oil and gas properties as a result of reduction in lease operating expenses in response to curtailing of production due to low energy prices and general cost cutting measures during the current period compared to the prior year’s period.

Net cash provided by investing activities during the three months ended May 31, 2019 consisted of proceeds from the sale of equipment for $10,000. No similar sale occurred during the three months ended May 31, 2020.

Net cash provided by financing activities for three months ended May 31, 2020 was $107,200, related to proceeds of $100,000 from the Company’s line of credit with JBB and proceeds of $7,200 from a collection of subscription receivable, compared to cash provided by financing activities of $200,000 for the same period in 2019, related to proceeds from the Company’s line of credit with JBB.

The Company will seek capital from various third party sources and to the extent necessary from its officers and significant stockholders, from time to time. There is no assurance that it will be able to obtain financing of any amount or of any specific nature. If obtained the terms may have restrictive covenants or obligations that will be difficult to meet or may be too onerous for the Company to accept. Any financing accepted by the Company may have a dilutive effect on the outstanding equity of the Company and may restrict the payment of dividends.

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

Off-Balance Sheet Arrangements

As of May 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2020 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2020 annual report on Form 10-K in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 15, 2020 (the “2020 10-K”), together with all of the other information included in this report, before investing in our common stock. Those risks and uncertainties encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described. Risks that we do not know about could occur and issues we now view as minor could become more important. If any of these risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Norris Industries, Inc.

Date: July 15, 2020	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer) and Chairman of Board

Date: July 15, 2020	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
President of the Oil and Gas Division and Director

