Form 10-Q
period 2020-08-31
Norris Industries, Inc.
filed 2020-10-13
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

or

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

Yes [  ] No [X]

As of October 13, 2020, the registrant had 90,883,013 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

August 31, 2020

2
s

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF AUGUST 31, 2020 AND FEBRUARY 29, 2020

(UNAUDITED)

	August 31, 2020	February 29, 2020
ASSETS
Current Assets
Cash	$91,181	$158,081
Accounts receivable - oil & gas	20,120	38,549
Total Current Assets	111,301	196,630

Oil and Gas Property - Full Cost Method
Properties subject to depletion	2,978,785	2,999,461
Less: accumulated depletion and impairment	(2,431,120)	(2,341,261)
Total Oil and Gas Property, net	547,665	658,200
Equipment, net	-	-
Total Assets	$658,966	$854,830

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$118,288	$94,305
Accounts payable and accrued expenses - related party	185,652	142,484
Total Current Liabilities	303,940	236,789

Convertible note payable - related party	2,900,000	2,700,000
Asset retirement obligations	75,522	102,162
Total Liabilities	3,279,462	3,038,951

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value per share, 20,000,000 shares authorized:	-	-
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized, 90,883,013 shares issued and outstanding	90,883	90,883
Additional paid-in capital	6,286,399	6,286,399
Subscription receivable	-	(7,200)
Accumulated deficit	(8,998,778)	(8,555,203)
Total Stockholders’ Equity (Deficit)	(2,620,496)	(2,184,121)
Total Liabilities and Stockholders’ Equity (Deficit)	$658,966	$854,830

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2020 AND 2019

(UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019

Revenues
Oil and gas sales	$91,665	$148,745	$122,611	$268,104

Total Revenues	91,665	148,745	122,611	268,104

Operating Expenses
Lease operating expenses	162,791	243,019	284,390	397,940
General and administrative expenses	60,619	176,137	153,233	385,733
Depletion, depreciation and accretion	49,750	44,491	83,895	80,147

Total Operating Expenses	273,160	463,647	521,518	863,820

Loss from Operations	(181,495)	(314,902)	(398,907)	(595,716)

Other Income (Expense)
Gain on sale of equipment	-	-	-	2,254
Interest expense	(22,975)	(18,412)	(44,668)	(32,927)

Total Other Expense	(22,975)	(18,412)	(44,668)	(30,673)

Net Loss	$(204,470)	$(333,314)	$(443,575)	$(626,389)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	90,883,013	89,443,013	90,883,013	89,443,013

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED AUGUST 31, 2020 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, February 29, 2020	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(7,200)	$(8,555,203)	$(2,184,121)

Collection of subscription receivable	-	-	-	-	-	7,200	-	7,200

Net loss	-	-	-	-	-	-	(239,105)	(239,105)

Balance, May 31, 2020	1,000,000	1,000	90,883,013	90,883	6,286,399	-	(8,794,308)	(2,416,026)

Net loss	-	-	-	-	-	-	(204,470)	(204,470)
Balance, August 31, 2020	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$-	$(8,998,778)	$(2,620,496)

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED AUGUST 31, 2019 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, February 28, 2019	1,000,000	$1,000	89,443,013	$89,443	$6,183,483	$(5,657,071)	$616,855

Stock-based compensation	-	-	-	-	54,000	-	54,000

Net loss	-	-	-	-	-	(293,075)	(293,075)

Balance, May 31, 2019	1,000,000	1,000	89,443,013	89,443	6,237,483	(5,950,146)	377,780

Stock-based compensation	-	-	-	-	35,956	-	35,956

Net loss	-	-	-	-	-	(333,314)	(333,314)
Balance, August 31, 2019	1,000,000	$1,000	89,443,013	$89,443	$6,273,439	$(6,283,460)	$80,422

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2020 AND 2019

(UNAUDITED)

	2020	2019

Cash Flows from Operating Activities
Net loss	$(443,575)	$(626,389)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, depreciation and accretion	83,895	80,147
Share-based compensation	-	89,956
Gain on sale of equipment	-	(2,254)
Changes in operating assets and liabilities
Accounts receivable - oil and gas	18,429	(1,146)
Accounts payable and accrued expenses	22,483	72,715
Accounts payable and accrued expenses - related party	44,668	32,927
Net Cash Used in Operating Activities	(274,100)	(354,044)

Cash Flows from Investing Activities
Purchase of oil & gas properties	-	(250,000)
Proceeds from sale of equipment	-	10,000
Net Cash Used in Investing Activities	-	(240,000)

Cash Flows from Financing Activities
Collection of subscription receivable	7,200	-
Proceeds from related party loans	200,000	550,000

Net Cash Provided by Financing Activities	207,200	550,000

Net Decrease in Cash	(66,900)	(44,044)

Cash - beginning of period	158,081	125,755

Cash - end of period	$91,181	$81,711

Supplemental Cash Flows Information
Interest paid	$-	$-
Income tax paid	$-	$-

Noncash Investing and Financing Activities
Change in estimate of asset retirement obligations	$20,676	$8,343

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

The Company has incurred continuing losses since 2016, including a loss of $2,898,132 for the fiscal year ended February 29, 2020 and $443,575 for the six months ended August 31, 2020. During the six months ended August 31, 2020, the Company received $200,000 in funding from its credit line and incurred cash losses of approximately $274,000 from its operating activities. As of August 31, 2020, the Company had $400,000 available to borrow under its existing credit line with JBB Partners, Inc. (“JBB”), an affiliate of the Company’s Chief Executive Officer, a cash balance of approximately $91,000 and negative working capital of approximately $193,000. As of the filing date of these financial statements, the Company had $300,000 available to borrow under its existing line of credit with JBB.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of one year or less to be cash equivalents. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to the Company’s shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per since the inclusion of these shares would be anti-dilutive for the three and six months ended August 31, 2020 and 2019:

	2020	2019
Stock options	-	1,440,000
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	14,500,000	12,000,000
Total common shares to be issued	81,166,667	80,106,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At August 31, 2020, $0 of the Company’s cash balances was uninsured. The Company has not experienced any losses on such accounts.

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

Note 2 – Revenue from Contracts with Customers

Exploration and Production

There were no significant changes to the timing or valuation of revenue recognized for sales of production from exploration and production activities.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and six months ended August 31, 2020 and 2019:

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019
Oil sales	$76,503	$124,434	$104,274	$223,363
Natural gas sales	15,162	24,311	18,337	44,741
Total	$91,665	$148,745	$122,611	$268,104

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of August 31, 2020 and February 29, 2020.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the six months ended August 31, 2020:

	February 29, 2020	Additions	Change in Estimates	August 31, 2020

Oil and gas properties, subject to depletion	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	69,224	-	(20,676)	48,548
Accumulated depletion	(2,341,261)	(89,859)	-	(2,431,120)
Total oil and gas assets	$658,200	$(89,859)	$(20,676)	$547,665

The depletion recorded for production on proved properties for the six months ended August 31, 2020 and 2019, amounted to $89,859 and $78,920, respectively. The depletion recorded for production on proved properties for the three months ended August 31, 2020 and 2019, amounted to $48,066 and $43,320, respectively. During the three and six months ended August 31, 2020 and 2019, there were no ceiling test write-downs of the Company’s oil and gas properties.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the six months ended August 31, 2020:

Asset retirement obligations as of February 29, 2020	$102,162
Additions	-
Current year revision of previous estimates	(20,676)
Accretion adjustment during the six months ended August 31, 2020	(5,964)
Asset retirement obligations as of August 31, 2020	$75,522

During the three and six months ended August 31, 2020, the Company recognized accretion expense adjustments of $1,684 and $5,964, respectively. During the three and six months ended August 31, 2019, the Company recognized accretion expense of $1,171 and $1,227, respectively.

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

On June 13, 2019, JBB lent the Company $250,000 under a secured promissory note. The funds were used to acquire the remaining working interest in the Marshall Walden oil and gas property from Odyssey Enterprises LLC. The loan has an interest rate of 5% per annum, a maturity date of June 30, 2022, and is secured by all assets of the Company. The loan is convertible into the Company’s common stock at a conversion rate of $0.20 per common share

On May 29, 2020, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding Loan Note to September 30, 2021.

During the six months ended August 31, 2020, JBB advanced $200,000 to the Company. The Company recognized interest expense of $22,975 and $18,412 for the three months ended August 31, 2020 and 2019, respectively, and $44,668 and $32,927 for the six months ended August 31, 2020 and 2019, respectively. As of August 31, 2020, and February 29, 2020, there was $2,900,000 and $2,700,000, respectively, outstanding under the Company’s outstanding notes.

Equipment Sale

During the six months ended August 31, 2019, the Company sold one used vehicle, a work truck, for proceeds $10,000 to affiliate operator of International Western Oil Corp. (“IWO”), a related party. As a result of this sale, the Company recognized a gain on sale of equipment on its statement of operations of $2,254.

Note 6 – Commitments and Contingencies

Office Lease

As of September 1, 2018, the Company moved to the offices of IWO in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the three and six months ended August 31, 2020, the Company incurred $2,850 and $5,700, respectively, of rent expense under this lease that is included in general and administrative expenses on the statement of operations.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercise options to extend such leases, if available, in exchange for payment of additional cash consideration. In the King County, Texas lease acreage, 640 acres are due to expire in June 2021. Where the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where it is able.

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

The fair value of all options issued and outstanding is being amortized over their respective vesting periods. These had an intrinsic value of $126,720 as of August 31, 2019. During the three and six months ended August 31, 2019, the Company recorded total option expense of $35,956 and $89,956, respectively, related to the vesting of these options. As of August 31, 2019, these options were fully vested.

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

These options were fully exercised as of February 29, 2020. During the three and six months ended August 31, 2020, the Company recorded stock-based compensation expense related to option vesting of $-0-.

Note 8 – Subsequent Events

Subsequent to August 31, 2020, the Company drew an additional $100,000 on its line of credit with JBB.

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

The Company has experienced the effects of a negatively impacted domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted the price we receive for oil and natural gas, and has materially and adversely affected the demand for and marketability of our production. For the Company, this means that our production may have to be shut-in for some of our wells at any point in time and we may hold, or continue to store some, or all of our oil production as inventory to be sold at a later date because to date we have refused to accept a loss price for our production. Our 2020 fiscal year end was negatively impacted by the pandemic response, and the negative impact of the pandemic was continued to be experienced in the first quarter of the 2021 fiscal year. In the second quarter of the 2021 fiscal year, there was some recovery in oil prices and production from the previous quarter. Nevertheless, at this time, we continue to expect that our financial results for the full fiscal year to be adversely impacted by the existence of and the government response to the COVID-19 pandemic.

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

Our management’s time in the petroleum markets and our ability to contract experienced geology expertise, allows us to identify and secure acreage with potential reserves. Management believes that the Company’s near-term prospects as a public company could become attractive, even if our current business is still small and at a risky stage of transition and development.

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

Moderate Risk Exploration Practice. Unlike many major oil companies that often drill very deep wells with a high degree of risk, we focus on shallow well exploration (sub 5,000 feet) that is less expensive and has lower risk factors. The basis for management’s belief that the wells that can be drilled in the prospective leases and will have the capacity to produce a reasonable amount of hydrocarbon is due to our recent studies of the general areas where we are prospecting the projects. That is our most important exploration practice.

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

As result of COVID-19 the Company will likely take a pause on any new drilling activity until such time has elapsed that energy prices have stabilized. If the Company does review any acquisitions it will follow model which is based on a concept that has been proven in the past to be an effective and successful path of development for many other well- known E&P players:

a)	The financed acquisition of mature smaller oil fields that have potential for instituting EOR incremental production processes; and

b)	Develop strategic partnerships with existing operators to share production increases garnered through the implementation of this EOR plan.

The Company has plans to curtail its operating budget for each wells to basic maintenance and does not plan any new drill programs in the current fiscal year.

Results of Operations

Comparison of the Three Months Ended August 31, 2020 with the Three Months Ended August 31, 2019

Revenues

The Company generated revenues of $91,665 from oil and gas sales for the three months ended August 31, 2020, compared to $148,745 for the three months ended August 31, 2019. The decrease in revenues mainly came from a decrease in the market price of the Company’s oil and gas, and lower production from our oil and gas properties. The decrease in the price was in part attributable to the changes in demand due to the economic reactions to the COVID-19 pandemic.

Operating Expenses

Operating expenses for the three months ended August 31, 2020 and 2019 were $223,410 and $419,156, respectively. Our lease operating expenses decreased and were $162,791 for the three-month period ended August 31, 2020, compared to $243,019 for the three-month period ended August 31, 2019, that was primarily related to lower variable lease operating expenses as a result of the lower production during the current period. Our general and administrative expense decreased to $60,619 for the three-month period ended August 31, 2020, compared to $176,137 for the three-month period ended August 31, 2019, primarily because of implemented cost cutting measures.

Depletion and Accretion Expenses

For the three months ended August 31, 2020 and 2019, the Company recorded depletion and accretion expense of $49,750 and $44,491, respectively, related to depletion of oil and gas properties and revision of asset retirement obligations estimates.

Other Income (Expense)

For the three months ended August 31, 2020 and 2019, the Company recorded interest expense of $22,975 and $18,412, respectively, related to outstanding related party debts.

Net Loss

We had a net loss in the amount of $204,470 for the three months ended August 31, 2020, compared to a net loss of $333,314 for the three months ended August 31, 2019. The decrease in losses was primarily related to lower operating expenses incurred from the Company’s oil and gas properties as a result of reduction in lease operating expenses in response to curtailing of production due to low energy prices and general cost cutting measures during the current period.

Comparison of the Six Months Ended August 31, 2020 with the Six Months Ended August 31, 2019

Revenues

The Company generated revenues of $122,611 from oil and gas sales for the six months ended August 31, 2020, compared to $268,104 for the six months ended August 31, 2019. The decrease in revenues mainly came from a decrease in the market price of the Company’s oil and gas, and lower production from our oil and gas properties. The decrease in the price was in part attributable to the changes in demand due to the economic reactions to the COVID-19 pandemic.

Operating Expenses

Operating expenses for the six months ended August 31, 2020 and 2019 were $437,623 and $783,673, respectively. Our lease operating expenses decreased and were $284,390 for the six-month period ended August 31, 2020, compared to $397,940 for the six-month period ended August 31, 2019, that was primarily related to lower variable lease operating expenses as a result of the lower production during the current period. Our general and administrative expense decreased to $153,233 for the six-month period ended August 31, 2020, compared to $385,733 for the six-month period ended August 31, 2019, primarily because of implemented cost cutting measures.

Depletion and Accretion Expenses

For the six months ended August 31, 2020 and 2019, the Company recorded depletion and accretion expense of $83,895 and $80,147, respectively, related to depletion of oil and gas properties and revision of asset retirement obligations estimate.

Other Income (Expense)

For the six months ended August 31, 2020 and 2019, the Company recorded interest expense of $44,668 and $32,927, respectively, related to outstanding related party debts. The Company also sold a piece of equipment during the prior year period recognized a gain of $2,254 on the sale. No similar sale occurred during the current year period.

Net Loss

We had a net loss in the amount of $443,575 for the six months ended August 31, 2020, compared to a net loss of $626,389 for the six months ended August 31, 2019. The decrease in losses was primarily related to lower operating expenses incurred from the Company’s oil and gas properties as a result of reduction in lease operating expenses in response to curtailing of production due to low energy prices and general cost cutting measures during the current period.

Liquidity and Capital Resources

As of August 31, 2020, the Company had cash on-hand of $91,181.

Net cash used by operating activities during the six months ended August 31, 2020 was $274,100, compared to cash used in operating activities of $354,044 for the same period in 2019. The decrease was mainly related to lower operating expenses incurred from the Company’s oil and gas properties as a result of reduction in lease operating expenses in response to curtailing of production due to low energy prices and general cost cutting measures during the current period compared to the prior year’s period.

Net cash provided by financing activities for six months ended August 31, 2020 was $207,200, related to proceeds of $200,000 from the Company’s line of credit with JBB and proceeds of $7,200 from a collection of subscription receivable, compared to cash provided by financing activities of $550,000 for the same period in 2019, related to proceeds from the Company’s line of credit with JBB.

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

On June 13, 2019, JBB lent the Company $250,000 under a secured promissory note. The funds were used to acquire the remaining working interest in the Marshall Walden oil and gas property from Odyssey Enterprises LLC. The loan has an interest rate of 5% per annum, a maturity date of June 30, 2022, and is secured by all assets of the Company. The loan is convertible into the Company’s common stock at a conversion rate of $0.20 per common share

The original loan amount and the advances are secured by all the assets of the Company and are convertible into common stock of the Company at the rate of $0.20 per share, subject to adjustment for any reverse and forward stock splits. The Loan Note may be repaid at any time, without penalty, however, any advance that is repaid before maturity may not be re-borrowed as a further advance.

Off-Balance Sheet Arrangements

As of August 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2020 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2020 annual report on Form 10-K in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended August 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Norris Industries, Inc.

Date: October 13, 2020	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer)

Date: October 13, 2020	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
President of the Oil and Gas Division and Director

