Form 10-Q
period 2020-11-30
Norris Industries, Inc.
filed 2021-01-14
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

or

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

As of January 14, 2021, the registrant had 90,883,013 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

November 30, 2020

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF NOVEMBER 30, 2020 AND FEBRUARY 29, 2020

(UNAUDITED)

	November 30, 2020	February 29, 2020
ASSETS
Current Assets
Cash	$108,272	$158,081
Accounts receivable - oil & gas	23,509	38,549
Total Current Assets	131,781	196,630

Oil and Gas Property - Full Cost Method
Properties subject to depletion	2,983,261	2,999,461
Less: accumulated depletion	(2,464,486)	(2,341,261)
Total Oil and Gas Property, net	518,775	658,200
Total Assets	$650,556	$854,830

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$108,915	$94,305
Accounts payable and accrued expenses - related party	209,329	142,484
Total Current Liabilities	318,244	236,789

Convertible notes payable - related party	3,100,000	2,700,000
Asset retirement obligations	84,947	102,162
Total Liabilities	3,503,191	3,038,951

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value per share, 20,000,000 shares authorized:	-	-
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized, 90,883,013 shares issued and outstanding	90,883	90,883
Additional paid-in capital	6,286,399	6,286,399
Subscription receivable	-	(7,200)
Accumulated deficit	(9,230,917)	(8,555,203)
Total Stockholders’ Equity (Deficit)	(2,852,635)	(2,184,121)
Total Liabilities and Stockholders’ Equity (Deficit)	$650,556	$854,830

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2020 AND 2019

(UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019

Revenues
Oil and gas sales	$59,978	$166,318	$182,589	$434,422

Total Revenues	59,978	166,318	182,589	434,422

Operating Expenses
Lease operating expenses	215,691	168,202	500,081	566,142
General and administrative expenses	14,434	135,198	167,667	520,931
Depletion, depreciation and accretion	38,315	66,232	122,210	146,379

Total Operating Expenses	268,440	369,632	789,958	1,233,452

Loss from Operations	(208,462)	(203,314)	(607,369)	(799,030)

Other Income (Expense)
Gain on sale of equipment	-	-	-	2,254
Interest expense	(23,677)	(19,699)	(68,345)	(52,626)

Total Other Expense	(23,677)	(19,699)	(68,345)	(50,372)

Net Loss	$(232,139)	$(223,013)	$(675,714)	$(849,402)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	90,883,013	89,494,543	90,883,013	89,450,868

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2020 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance, February 29, 2020	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	(7,200)	$(8,555,203)	$(2,184,121)

Collection of subscription receivable	-	-	-	-	-	7,200	-	7,200

Net loss	-	-	-	-	-	-	(239,105)	(239,105)

Balance, May 31, 2020	1,000,000	1,000	90,883,013	90,883	6,286,399	-	(8,794,308)	(2,416,026)

Net loss	-	-	-	-	-	-	(204,470)	(204,470)

Balance, August 31, 2020	1,000,000	1,000	90,883,013	90,883	6,286,399	-	(8,998,778)	(2,620,496)

Net loss	-	-	-	-	-	-	(232,139)	(232,139)
Balance, November 30, 2020	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	-	$(9,230,917)	$(2,852,635)

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2019 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, February 28, 2019	1,000,000	$1,000	89,443,013	$89,443	$6,183,483	$(5,657,071)	$616,855

Stock-based compensation	-	-	-	-	54,000	-	54,000

Net loss	-	-	-	-	-	(293,075)	(293,075)

Balance, May 31, 2019	1,000,000	1,000	89,443,013	89,443	6,237,483	(5,950,146)	377,780

Stock-based compensation	-	-	-	-	35,956	-	35,956

Net loss	-	-	-	-	-	(333,314)	(333,314)

Balance, August 31, 2019	1,000,000	$1,000	89,443,013	$89,443	$6,273,439	$(6,283,460)	$80,422

Proceeds from exercise of stock options	-	-	720,000	720	6,480	-	7,200

Net loss	-	-	-	-	-	(223,013)	(223,013)
Balance, November 30, 2019	1,000,000	$1,000	90,163,013	$90,163	$6,279,919	$(6,506,473)	$(135,391)

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2020 AND 2019

(UNAUDITED)

	2020	2019

Cash Flows from Operating Activities
Net loss	$(675,714)	$(849,402)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, depreciation and accretion	122,210	146,379
Share-based compensation	-	89,956
Gain on sale of equipment	-	(2,254)
Changes in operating assets and liabilities
Accounts receivable - oil and gas	15,040	(6,527)
Accounts payable and accrued expenses	14,610	94,307
Accounts payable and accrued expenses - related party	66,845	52,626
Net Cash Used in Operating Activities	(457,009)	(474,915)

Cash Flows from Investing Activities
Purchase of oil & gas properties	-	(250,000)
Proceeds from sale of equipment	-	10,000
Net Cash Used in Investing Activities	-	(240,000)

Cash Flows from Financing Activities
Proceeds from stock issuance	7,200	7,200
Proceeds from related party loans	400,000	650,000

Net Cash Provided by Financing Activities	407,200	657,200

Net Decrease in Cash	(49,809)	(57,715)
Cash - Beginning of Period	158,081	125,755

Cash - End of Period	$108,272	$68,040

Supplemental Cash Flow Information
Interest paid	$-	$-
Income tax paid	$-	$-

Noncash Investing and Financing Activities
Change in estimate of asset retirement obligations	$16,200	$8,205

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

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended February 29, 2020. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company’s consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which the Company has a controlling financial interest. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The Company has incurred continuing losses since 2016, including a loss of approximately $2,898,132 for the fiscal year ended February 29, 2020. During the nine months ended November 30, 2020, the Company received $400,000 in funding from its credit line and incurred cash losses of approximately $457,000 from its operating activities. As of November 30, 2020, the Company had $200,000 available to borrow under its existing credit line with JBB Partners, Inc. (“JBB”), an affiliate of the Company’s Chief Executive Officer. As of November 30, 2020, the Company had a cash balance of approximately $108,000 and negative working capital of approximately $186,000. As of the filing date of these financial statements, the Company had $200,000 available to borrow under its existing line of credit with JBB.

The Company’s principal capital and exploration expenditures during next fiscal year are expected to relate to selected well workovers on its Jack and Palo Pinto County acreages. The Company believes that it has the ability to fund its costs for such expenditures from cash on-hand and available funds from its line of credit.

In the event that the Company requires additional capital to fund higher operational losses or oil and gas property lease purchases for fiscal year ending February 28, 2021, the Company expects to seek additional capital from one or more sources via restricted private placement sales of equity and debt securities from those other than JBB. However, there can be no assurance that the Company would be able to secure the necessary capital to fund its costs on acceptable terms, or at all. If, for any reason, the Company is unable to fund its operations, it would have to undertake other aggressive cost cutting measures and then be subject to possible loss of some of its rights and interests in prospects to curtail operations and forced to forego opportunities or in the worst case, cease operations.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to the Company’s shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per since the inclusion of these shares would be anti-dilutive for the nine months ended November 30, 2020 and 2019:

	2020	2019
Stock options	-	720,000
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	15,500,000	12,500,000
Total common shares to be issued	82,166,667	79,886,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At November 30, 2020, none of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

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

Note 2 – Revenue from Contracts with Customers

Exploration and Production

There were no significant changes to the timing or valuation of revenue recognized for sales of production from exploration and production activities.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and nine months ended November 30, 2020 and 2019:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
Oil sales	$39,749	$140,305	$144,023	$369,655
Natural gas sales	20,229	26,013	38,566	64,767
Total	$59,978	$166,318	$182,589	$434,422

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of November 30, 2020 and February 29, 2020.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended November 30, 2020:

	February 29, 2020	Additions	Change in Estimates	November 30, 2020

Oil and gas properties, subject to depletion	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	69,224	-	(16,200)	53,024
Accumulated depletion	(2,341,261)	(123,225)	-	(2,464,486)
Total oil and gas assets	$658,200	$(123,225)	$(16,200)	$518,775

The depletion recorded for production on proved properties for the nine months ended November 30, 2020 and 2019, amounted to $123,225 and $143,055, respectively. The depletion recorded for production on proved properties for the three months ended November 30, 2020 and 2019, amounted to $33,366 and $64,135, respectively. During the three and nine months ended November 30, 2020 and 2019, there were no ceiling test write-downs of the Company’s oil and gas properties.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the nine months ended November 30, 2020:

Asset retirement obligations as of February 29, 2020	$102,162
Additions	-
Current year revision of previous estimates	(16,200)
Accretion adjustment during the nine months ended November 30, 2020	(1,015)
Asset retirement obligations as of November 30, 2020	$84,947

During the three and nine months ended November 30, 2020, the Company recognized accretion expense adjustments of $4,949 and $1,015, respectively. During the three and nine months ended November 30, 2019, the Company recognized accretion expense of $2,097 and $3,324, respectively.

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

On June 13, 2019, JBB lent the Company $250,000 under a secured promissory note. The funds were used to acquire the remaining working interest in the Marshall Walden oil and gas property from Odyssey Enterprises LLC. The loan has an interest rate of 5% per annum, a maturity date of June 30, 2022, and is secured by all the assets of the Company. The loan is convertible into the Company’s common stock at a conversion rate of $0.20 per share.

On October 1, 2019, the Company entered into another amendment of its promissory with JBB to increase the borrowing capacity of the line of credit by an additional $500,000, for total of $1,500,000, and extend the maturity date for the original note and line of credit to December 31, 2020.

On December 22, 2020, the Company entered into an extension agreement with JBB to extend the maturity of all its outstanding indebtedness under credit line and Loan Note to May 31, 2022.

During the nine months ended November 30, 2020, JBB advanced $400,000 to the Company. The Company recognized interest expense of $23,677 and $19,699 for the three months ended November 30, 2020 and 2019, respectively, and $68,345 and $52,626 for the nine months ended November 30, 2020 and 2019, respectively. As of November 30, 2020, and February 29, 2020, there was $3,100,000 and $2,700,000, respectively, outstanding under the Company’s outstanding notes. As of the filing date of these financial statements, the Company had $200,000 available to borrow under its existing line of credit with JBB

Equipment Sale

During the nine months ended November 30, 2019, the Company sold one used vehicle, a work truck, for proceeds $10,000 to an affiliate operator of International Western Oil Corp. (“IWO”), a related party. As a result of this sale, the Company recognized a gain on sale of equipment on its statement of operations of $2,254.

Note 6 – Commitments and Contingencies

Office Lease

As of September 1, 2018, the Company moved to the office of IWO in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the three and nine months ended November 30, 2020, the Company incurred $2,850 and $8,550, respectively, of rent expense under this lease that is included in general and administrative expenses on the statement of operations.

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

These options were fully exercised as of February 29, 2020. During the three and nine months ended November 30, 2020, the Company recorded stock-based compensation expense related to option vesting of $-0-.

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

Our Business Strategy

We are an Exploration and Production (“E&P”) oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. The Company is currently managed by business and oil and gas exploration veterans who specialize in the oil and gas acquisition and exploration markets of the Central West Texas region. The Company’s goal is to tap into the high potential leases of the Central West Texas region of the United States, aiming to unlock its potential, specifically in the prolific Bend Arch-Fort Worth region. This area is approximately 120 miles long and 40 miles wide running from Archer County, Texas in the north to Brown County, Texas in the south. The Company is also looking at other acquisition opportunities in the Permian Basin, West Texas, East Texas, and South Texas region.

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

We plan to execute the following business strategies in the future when there is recovery of the oil and gas markets:

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

Our Competitive Strengths

Management believes that we have several competitive strengths that if continue to implement will allow us to successfully execute our business strategies:

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

The Company has plans to curtail its operating budget for each well to basic maintenance and does not plan any new drill programs in the current fiscal year.

Results of Operations

Comparison of the Three Months Ended November 30, 2020 with the Three Months Ended November 30, 2019

Revenues

The Company generated revenues of $59,978 from oil and gas sales for the three months ended November 30, 2020, compared to $166,318 for the three months ended November 30, 2019. The decrease in the price was in part attributable to the changes in demand due to the economic reactions to the COVID-19 pandemic.

Operating Expenses

Operating expenses for the three months ended November 30, 2020 and 2019 were $268,440 and $369,632, respectively. Our lease operating expenses increased and were $215,691 for the three-month period ended November 30, 2020, compared to $168,202 for the three-month period ended November 30, 2019, that was primarily related to higher lease operating expenses because of the efforts to shut and open wells that resulted in lower production but incurring unusual costs during the current period. Our general and administrative expense decreased to $14,434 for the three-month period ended November 30, 2020, compared to $135,198 for the three-month period ended November 30, 2019, primarily because of implemented cost cutting measures.

Depletion and Accretion Expenses

For the three months ended November 30, 2020 and 2019, the Company recorded depletion and accretion expense of $38,315 and $66,232, respectively, related to the depletion of oil and gas properties and revision of asset retirement obligations estimates.

Other Income (Expense)

For the three months ended November 30, 2020 and 2019, the Company recorded interest expense of $23,677 and $19,699, respectively, related to outstanding related party debts.

Net Loss

We had a net loss in the amount of $232,139 for the three months ended November 30, 2020, compared to a net loss of $223,013 for the three months ended November 30, 2019. The increase in losses was primarily related to increased operating expenses incurred from the Company’s oil and gas properties because of increased lease operating expenses in response to curtailing of production and subsequent efforts re-open production due to low energy prices, offset by savings from general cost cutting measures during the current period.

Comparison of the Nine Months Ended November 30, 2020 with the Nine Months Ended November 30, 2019

Revenues

The Company generated revenues of $182,589 from oil and gas sales for the nine months ended November 30, 2020, compared to $434,422 for the nine months ended November 30, 2019. The decrease in revenues mainly came from a decrease in the market price of the Company’s oil and gas and lower production from our oil and gas properties. The decrease in the price was in part attributable to the changes in demand due to the economic reactions to the COVID-19 pandemic.

Operating Expenses

Operating expenses for the nine months ended November 30, 2020 and 2019 were $789,958 and $1,233,452, respectively. Our lease operating expenses decreased and were $500,081 for the nine-month period ended November 30, 2020, compared to $566,142 for the nine-month period ended November 30, 2019, that was primarily related to lower variable lease operating expenses as a result of the lower production during the current period. Our general and administrative expense decreased to $167,667 for the nine-month period ended November 30, 2020, compared to $520,931 for the nine-month period ended November 30, 2019, primarily because of implemented cost cutting measures.

Depletion and Accretion Expenses

For the nine months ended November 30, 2020 and 2019, the Company recorded depletion and accretion expense of $122,210 and $146,379, respectively, related to the depletion of oil and gas properties and revision of asset retirement obligations estimates.

Other Income (Expense)

For the nine months ended November 30, 2020 and 2019, the Company recorded interest expense of $68,345 and $52,626, respectively, related to outstanding debts. The Company also sold a piece of equipment in the prior year period recognized a gain of $2,254 on the sale. No similar sale occurred during the current period.

Net Loss

We had a net loss in the amount of $675,714 for the nine months ended November 30, 2020, compared to a net loss of $849,402 for the nine months ended November 30, 2019. The decrease in losses was primarily related to lower operating expenses incurred from the Company’s oil and gas properties as a result of reduction in lease operating expenses in response to curtailing of production due to low energy prices and general cost cutting measures during the current period.

Liquidity and Capital Resources

As of November 30, 2020, the Company had cash on-hand of $108,272.

Net cash used by operating activities during the nine months ended November 30, 2020 was $457,009, compared to cash used in operating activities of $474,915 for the same period in 2019. The decrease was mainly related to us implementing general cost cutting measures during the current period.

Net cash used by investing activities during the nine months ended November 30, 2020 was $-0-, compared to $240,000 cash used in investing activities for the same period in 2019 primarily from the Company’s investment in the Marshall-Walden purchase and purchase of pumps and related oil field equipment.

Net cash provided by financing activities for nine months ended November 30, 2020 was $407,200, related to proceeds of $400,000 from the Company’s line of credit with JBB and proceeds of $7,200 from the collection of a subscription receivable, compared to cash provided by financing activities of $657,200 for the same period in 2019, primarily related to proceeds of $650,000 from the Company’s line of credit with JBB.

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

On June 26, 2018 and May 21, 2019, the Company and JBB entered into modifications of the existing Secured Promissory Note originally dated December 28, 2017 (“Loan Note”), to add provisions to permit the Company to obtain advances under the Loan Note up to a maximum of $1,000,000 and extend the maturity dates. The Company may request an advance in an amount of $100,000 no more frequently than every 30 days, provided that it provides a description of the use of proceeds for the advance reasonably acceptable to JBB, and the Company is not otherwise in default of the Loan Note. The Company received advances under the line of credit of $200,000 during the three months ended May 31, 2019. On October 1, 2019, the Company entered into another amendment of its Loan Note with JBB to increase the line of credit by an additional $500,000, for a total of $1,500,000, and extend the maturity date for the original note and line of credit to December 31, 2020. On December 22, 2020, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding Loan Note to May 31, 2022.

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

Off-Balance Sheet Arrangements

As of November 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2020 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2020 Annual Report on Form 10-K.

There were no changes in our internal control over financial reporting during the nine months ended November 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Norris Industries, Inc.

Date: January 14, 2021	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer)

Date: January 14, 2021	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
President of the Oil and Gas Division and Director

