Form 10-K
period 2021-02-28
Norris Industries, Inc.
filed 2021-06-01
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2021

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A

Number of the issuer’s common stock outstanding as of June 1, 2021: 90,883,013

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

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements that are included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties, management assumptions and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

ii

PART I

Item 1. Business.

Our Company

Norris Industries, Inc. (“NRIS” or the “Company”) was incorporated on February 19, 2014, as a Nevada corporation and is headquartered in Weatherford, Texas. The Company was formed to conduct operations in the oil and gas industry, and currently focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. On May 4, 2015, the Company initially acquired working interests from the Bend Arch Lion 1A and the Bend Arch Lion 1B Joint Ventures in Coleman County of Texas, encompassing a total production of 7 producing oil and gas wells on a total of 380 acres out of a total of 777-acre leaseholds indicating proven recoverable reserves. We believed that the Bend Arch Lion 1A and 1B Joint Ventures as parts of the total 777-acre leasehold have not been fully explored. The Company has managed the 45-acre Marshall Walden joint venture with 8 Woodbine Sand oil wells in Kilgore City, Texas, and it acquired a 640 acre leasehold with 3 oil wells (proved undeveloped) from the multi-zone Ratliff property in King County, in an attempt to establish a foothold in the Eastern Permian Basin of Texas. The Company, in fiscal year 2018, also purchased producing oil and gas mineral leases on December 28, 2017, in the Texas counties of Jack County and Palo-Pinto County in North Central Western part of Texas. The leases were for 20 gross oil and gas wells on 2,790 gross acres with majority working and operating interests with daily production of 50 barrels of oil equivalent (“BOE”). During fiscal year 2020, the Company completed a purchase of the remaining 90% working interest ownership (“WI”) of the Marshall-Walden property that it did not own previously, and now owns 100% of the WI, with a 75% net revenue interest (“NRI”). Currently, NRIS holds approximately 4,200 total gross acres in leaseholds in various areas of the North Central, and in North East Texas regions. The Company plans to focus its limited resources on its existing leaseholds in the future.

The Company underwent a change of control in July 2017, when Patrick Norris, and his affiliate JBB Partners (“JBB”) acquired majority ownership of the Company and provided loans and equity funding for the oil/gas mineral rights purchases and for covering the operational expenses of Company.

The Company will, from time to time, seek strategic investors and other funding to help it develop additional exploration and acquisition projects located within the Bend Arch-Fort Worth Basin and other prime acquisition targets in the Central West, South and East Texas.

Our Business Strategy

We are a small exploration & production (“E&P”) oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. The Company’s goal is to tap into the high potential leases of the Central West Texas region of the United States, aiming to unlock the potential in the prolific Bend Arch-Fort Worth region. This area is approximately 120 miles long and 40 miles wide, running from Archer County, Texas in the north to Brown County, Texas in the south. The Company also will look at other acquisition opportunities in the Permian Basin, West Texas, East Texas and South Texas regions.

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

For near- to medium-term cash flow enhancement, the Company will plan to seek large-reserve oil and gas properties with low production to acquire at the lowest cost possible and then implement effective Enhanced Oil Recovery (“EOR”) methods to improve its current revenues and assets. For long-term cash flow enhancement, the Company plans to identify larger and more mature production opportunities while selecting capital partners to buyout via the Company’s strategic joint venture partnerships, thus significantly increasing production via additional drilling and state-of-the-art EOR implementations.

The Company’s long-term objective is to increase shareholder value by growing reserves, production and cash flow.

Notwithstanding the above stated objectives, the ramifications of the pandemic containment measures and consequent disruptions to the United States and world economies due to the COVID – 19 viral outbreak had an adverse impact on the overall business of the Company and the industry in which it operate. The reduced demand for oil and gas has impacted all producers. We expect to experience reduced demand and revenues into the near future. Therefore, we anticipate that we may not be able to cover operating costs and will have to take cost cutting measures and seek continued operational financing.

As a result of the COVID-19 pandemic and the governmental responses and those of our subcontractors, customers and suppliers, we expect continued delays or disruptions and temporary suspensions of operations. In addition, our financial condition and results of operations have been and are likely to continue to be adversely affected by the COVID-19 public health developments. Thus, subject to adjustments due to the COVID – 19 pandemic and the general economic consequences and the more specific impact on the oil and gas industry, the current general strategic objectives of the Company are set forth below.

The Company is currently listed on the OTCQB marketplace of OTC Link as an E&P oil and gas company.

*****

Develop and Grow Our Hydrocarbon Acreage Positions Using Outside Development Expertise.

We plan to focus on improving our assets that are located in hydrocarbon-rich resource plays to improve our asset quality and to improve on production. We plan to leverage outside expertise to apply available EOR technologies to economically develop our existing property portfolio and those that we may acquire in the future. We plan to operate the majority of our acreage, giving us greater control over the planning of capital expenditures, execution and cost reduction. Operating our own acreage also will allow us to adjust our capital spending based on drilling results and the economic environment. Our leasehold acquisition strategy is to pursue long-term contracts that allow us to maintain flexible development plans and avoid short-term obligations to drill wells, as have been common in other resource plays. As a small producer, we regularly evaluate industry drilling results and implement technologically effective operating practices which may increase our initial production rates, ultimate recovery factors and rate of return on invested capital.

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

After identifying a new prospect, additional research and evaluation will be carried out using geologists, 3D seismic, satellite hydrocarbon imaging, production data and other available resources to glean information and data in order to make an acquisition decision. After an acquisition, the objective will be to increase production using current technologies with a designated budget pre-approved by the Company’s senior management team. The Company will seek to implement cost saving measures in operating budgets for each exploration project, but each budget will vary depending on the total depth of drilling and whether it is a new drilling or a re-entry. For each project, the Company plans on hiring selected operators to work under the close supervision of a core team of Company geologists, engineers, and scientists. The exploration and production process is a two-phase process: 1) drilling and testing and 2) well completion. The Company plans to hire drilling specialists and technical consultants designated to oversee the drilling and reentering of existing holes for each well during the drilling and testing phase. For the well completion process, the Company plans to hire technical data collectors and cementing operators to ensure the best performance upon perforating the wells at different pay zones based on thorough technical advisory work done by our internal and external production personnel and geologists before production. The Company also plans to apply selective leading edge EOR technologies from technology vendors to improve existing production.

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

Under The Radar Asset Base. Management believes there are available for acquisition, from time to time, hydrocarbon land leases with sub-300 barrels of oil per day (“bopd”) wells with have large hydrocarbon reserves that have been overlooked by other oil and gas operators. Management believes that these “under the radar” prospective leases have multi-year drilling inventory and reasonable production history with high upside potential, and they are not readily accessible to the public for auctions, thus adding to our competitive advantage on these “under the radar” opportunities. Management also believes that these leases are not economically justifiable for the major oil and gas companies in the region because such companies need wells that produce at least 300 barrels (“Bbls”) of oil per day per well to meet their business model and operating costs.

Geographic Diversity. We believe that our geographic focus encompassing the West, Central West, East and South Texas regions provides us with some flexibility to direct our capital resources to projects with the better potential returns and access to multiple key end markets, which mitigates our exposure to temporary price dislocations in any one market.

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

Reservoir Estimate

As of March 1, 2021, our estimated gross proved oil and natural gas reserves, as prepared by our independent reserve engineering firm, Kurt Mire, PE, using SEC prices used throughout this report for crude oil, condensate, and natural gas were $38.69 per barrel of oil and $2.08 per MCF for Henry Hub gas, which are above current market prices. As result of lease purchases from funding made available from our majority owner, we include 100% of our net oil reserves and 100% of our net natural gas reserves that were classified as proved producing that include values from the proved developed producing and proved behind pipe reserves categories as of March 1, 2021.

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

Operational Plans

During fiscal year 2020, the Company was in a period of assessment and work-over of its existing wells as result of its acquisition of the Jack and Palo Pinto oil and gas leases. We continue to look for, on a selective basis, oil and gas reserve concessions with existing production. However, any acquisitions will have to take into account the current and anticipated market for oil and gas products and the general economic outlook, which in part drives the consumption of oil and gas. For any potential acquisition, we will then seek to raise enough capital via equity or debt financing options to meet our operational needs and acquisition requirements, be this from our control owner, or other third-party financing sources, including the capital markets.

Based on the Company’s general management and petroleum exploration experience, as well as its geology expertise, the Company believes it has the ability to identify potential acreage with existing producing fields and acquire them.

The effect of the government responses to COVID-19 have negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted the price we receive for oil and natural gas and has materially and adversely affected the demand for and marketability of our production, which means that our production may have to shut-in some of our wells at any point in time and may hold, or continue to store some or all of our oil as inventory to be sold at a later date as have refused to accept zero price for our production.

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

As of February 28, 2021, the 1A Venture property had four (4) gross oil and gas wells (1.58 net wells). The initial production of this property started in April 2014.

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

As of February 28, 2021, the 1B Venture property had six (6) gross oil and gas wells (3 net wells). The initial production of this property started in March 2015.

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

As of February 28, 2021, the Marshall Walden property had six (6) gross oil and gas wells (0.6 net wells) which are intermittently active, plus two (2) injection wells. There are no definitive plans currently; the Company expects to determine such in the next fiscal year. The initial production of this property started in September 2016.

As of February 28, 2021, the Ratliff property had minimal production but had value in several proved developed not producing (“PDNP”) wells based on the Company’s year-end reserve analysis. As result Management believes that this acquisition should be written off at this time and has taken a non-cash charge against full value on this to zero.

The Stuart Leases of Jack County and Palo-Pinto County

The Jack County and Palo-Pinto County Stuart oil leases were purchased on December 28, 2017 and have twenty (20) gross oil and gas wells (15 net wells), which the management is operating production on its properties.

Reserve Information

The data below is based on the SEC Non-Escalated Analysis of Estimated Proved Reserve of the Jack County and Palo Pinto County associated leases as well as the Bend Arch Lion 1A and Bend Arch Lion 1B, and Marshall-Walden leaseholds in which the Company has certain minority interests. As of March 1, 2021, this evaluation report was prepared by an independent third-party Kurt Mire, a PE reservoir engineer based in Houston, Texas. To the extent able, the Company will concentrate on those wells in which the Company either owns a majority, or 100% of the working interest in such oil and gas property lease.

Estimated Proved Reserves

Net to Norris Industries, Inc.

SEC Non-Escalated Analysis

As of March 1, 2021

	Proved
	Developed Producing	Proved Behind Pipe	Total BOE & Value

Net Reserve
Oil - Bbl.	8,200	6,900	15,100
Gas - Mcf	5,400	47,400	52,800

Income Data
Future gross revenue	$276,700	$348,800	$625,500
Expenses & Taxes	$196,100	$119,400	$315,500

Investments costs	$-	$28,700	$28,700
Undiscounted cash flows	$80,600	$200,700	$281,300
Discounted cash flows at 10%	$60,300	$160,600	$220,900

The unit prices used throughout this report for crude oil, condensate, and natural gas were $38.69 per barrel of oil and $2.08 per MCF for Henry Hub gas which are above current market prices. The reserve report unit prices are based upon the appropriate prices in effect the first trading day of each month from March 2020 through February 2021 and averaged for the year which ranged from low of $10.01 for to a high of $63.53 per barrel of oil for WTI crude.

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

THE OIL AND GAS INDUSTRY IS IN A SUBSTANTIAL DOWNTURN DUE TO THE COVID-19 PANDEMIC.

During the 2021 fiscal year, we performed an analysis of our oil and gas properties in light of the COVID-19 pandemic, the public health response, the changing demand for oil and gas and anticipated economic conditions in our industry. As a result, we recognized impairment expense of approximately $196,000 under a ceiling test write-down to reduce the carrying value of our oil and gas properties to be in line with the March 1, 2021 Reserve Report, reducing the net book value of our oil and gas properties by approximately 47% when also considering current year depletion.

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

The coronavirus pandemic has resulted in a widespread health crisis that will adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect our operating results. Other contagious diseases in the human population could have similar adverse effects. In addition, it has negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted the price we receive for oil and natural gas, and has materially and adversely affected the demand for and marketability of our production; to us this means that our production may have to be shut-in for some of our wells at any point in time and may hold, or continue to store some, or all of our oil as inventory to be sold at a later date as we have refused to accept zero price for our production.

This unprecedented situation is anticipated to continue to adversely affect the same for the foreseeable future. As the impact from COVID-19 is difficult to predict, the extent to which it will negatively affect our operating results, or the duration of any potential business disruption is uncertain. The magnitude and duration of any impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control.

These potential impacts, while uncertain, have already negatively affected our 2021 fiscal year first quarter results of operations, and are anticipated to have a negative impact on multiple future quarters’ results as well.

OUR FINANCIAL STATEMENTS HAVE BEEN PREPARED ON A GOING CONCERN BASIS.

The Company has incurred continuing losses since 2016, including a loss of approximately $1,110,000 for the fiscal year ended February 28, 2021. During the fiscal year ended February 28, 2021, the Company accessed $500,000 in funding, and reduced its general and administrative costs, decreased revenues, and incurred cash losses of approximately $505,000 from its operating activities. If we do not increase our income so as to be able to cover our operating expenses, we will need to obtain financing during the fiscal year to fund our operations. We do not have any specific sources of capital to be able to raise additional working capital. Our principal shareholder, who is not legally obligated to fund our operations, may provide funding, but there is no assurance that the shareholder will make a further capital investment or lend us operating funds. As of February 28, 2021, the Company had availability of $100,000 on its existing credit line with JBB Partners, Inc. (“JBB”), an entity that is owned and controlled by Mr. Patrick Norris, the Company’s Chief Executive Officer, and principal shareholder. If we are not able to obtain working capital funding, we will have to curtail our operations or cease operations. If either event occurs, investors will suffer a diminution in the value of their investment. On May 20, 2021, the Company entered into a new funding agreement with a maturity date of May 31, 2022 and an interest rate of five percent annual percentage rate (5% APR) with JBB for a further $1 million drawable in $100,000 increments at the discretion of JBB to cover the Company’s current and projected working capital requirements in near-term.

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

CONFLICTS OF INTEREST.

The Company’s principal executive officer and director also controls a majority of the outstanding shares of the Company’s stock and will continue to do so for the foreseeable future. As a result, no other persons can or will be able to affect any Company action except with the consent of these officers and directors, and in certain matters (such as compensation, incentive stock ownership, and continues employment), there may be an inherent conflict of interest unless such persons agree to abstain from voting on such matters, which they are not legally required to do. Our officer and director may also serve as officers and directors of other entities that are not affiliated with us. Such non-affiliates may be involved in similar business enterprises to ours.

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

WHILE NOT APPLICABLE TO COMPANY CURRENTLY BECAUSE WE DO NOT MEET ANY OF THE ACCELERATED FILER REQUIREMENTS. IN THE FUTURE, IF NOT BE ABLE TO COMPLY WITHTHE ACCELERATED FILING AND INTERNAL CONTROL REPORTING REQUIREMENTS IMPOSED BY THE SEC THIS MAY RESULT IN A DECLINE IN THE PRICE OF OUR SHARES OF COMMON STOCK AND AN INABILITY TO OBTAIN FUTURE FINANCING.

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

Furthermore, if we become a larger company than currently, our independent registered public accounting firm will be required to file its attestation report separately on our internal control over financial reporting on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.

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

IMPACT OF COVID-19 ON OUR BUSINESS.

Our business and operations have been adversely affected by and are expected to continue to be adversely affected by the recent COVID-19 outbreak and the public health response and may be adversely affected in the future by other similar outbreaks.

As a result of the recent COVID-19 outbreak and public health developments, including voluntary and mandatory quarantines, travel restrictions and other restrictions, our operations, and those of our subcontractors, customers and suppliers, have and are anticipated to continue to experience delays or disruptions and temporary suspensions of operations. In addition, our financial condition and results of operations have been and are likely to continue to be adversely affected by the COVID-19 outbreak.

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

The Company is an early-stage company in the oil and gas industry, which has ownership and working interests in wells and acreage. For the Company to reach strong stable production capacity it must raise enough capital to help the Company acquire and exploit new working interests in any future production wells. Any significant changes in oil prices or any inability on our part to anticipate or react to such changes could result in reduced revenues and profits and erosion of our competitive and financial position. Our success also depends on our ability to acquire good hydrocarbon production and bringing new oil wells to production with reasonable production capacity. In addition, changes from very shallow well to semi shallow well exploration or geographical exploration locations could result in higher costs of production and higher risks.

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

As we continue our operations, we will be subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Such regulatory environment changes may include changes in: laws related to advertising and deceptive marketing practices; accounting standards; taxation requirements, including taxes specifically targeting the consumption of our products; anti-trust laws; and environmental laws, including laws relating to the regulation of oil and gas production. Changes in laws, regulations or governmental policy and related interpretations may alter the environment in which we do business and, therefore, may impact our results or increase our costs or liabilities. Governmental entities or agencies in jurisdictions where we plan to operate may also impose new quality or production requirements, or other restrictions. Regulatory authorities under whose laws we operate may also have enforcement powers that can subject us to actions such as product recall, seizure of products or other sanctions, which could have an adverse effect on our sales or damage our reputation.

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

The common stock only trades occasionally, in low volume amounts. A recent trade was on May 24, 2021, for which day the closing price was approximately $0.13.

Holders of Common Stock

As of May 28, 2021, we had 118 shareholders of record of our common stock. We believe we have at least an additional 100 shareholders, who hold their shares of common stock under “street name.”

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

None

Securities Authorized for Issuance Under Equity Compensation Plans.

We currently do not have an equity compensation plan.

Item 6. Selected Financial Data

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Norris Industries, Inc. (the “Company”, “we”, or “us”) is an oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. As of March 1, 2021 the SEC Non-Escalated Analysis of Estimated Proved Reserve of our various leases in Jack County and Palo-Pinto County, the Ratliff leases, the Marshall-Walden, and the Bend Arch Lion 1A and Bend Arch Lion 1B leaseholds, is a total of 29 Mbbl in oil net reserves, plus 150 MMcf in natural gas net reserves being out of total of BOE equivalent of 54 Mbbl in gross reserves, which is down from prior year by 322 Mbbl due to reduction of expected production as result of well workover issues.

The reserves associated with the report from Kurt Mire , PE have been classified in accordance with the definitions of the Securities and Exchange Commission as found in Part 210 — Form and Content of and Requirements for Financial Statements, Securities Act of 1933, Securities Exchange Act of 1934, Public Utility Holding Company Act of 1935, Investment Company Act of 1940, Investment Advisers Act of 1940, and Energy Policy and Conservation Act of 1975, under Rules of General Application § 210.4-10 Financial accounting and reporting for oil and gas producing activities pursuant to the Federal securities laws and the Energy Policy and Conservation Act of 1975.

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

Results of Operations

Revenues

The Company generated revenues of $280,160 from oil and gas production sales during the year ended February 28, 2021, compared to $573,016 during the year ended February 29, 2020. The decrease in oil and gas production sales was primarily due to the temporary halt in field production and the dramatic reduction in oil and gas prices obtained from buyers due to the decline in demand as a result of the COVID-19 pandemic.

Because of the disruption to the oil and gas industry caused by the COVID-19 pandemic and measures taken to control the spread of disease, the Company expects that there will also be a reduction in revenues for fiscal year 2022.

Lease Operating Expenses

Lease operating expenses for the years ended February 28, 2021 and February 29, 2020, were $552,713 and $731,760, respectively. We incurred less lease operating expenses in 2020 primarily because of less business operations primarily as a result of the impact to the oil and gas industry caused by the COVID-19 pandemic described above.

Operating Expenses

Operating expenses for the years ended February 28, 2021 and February 29, 2020, were $313,515 and $577,066, respectively. The decrease was primarily due to management implementing cost controls to lower the general and administrative expenses incurred by the Company.

Depletion and Accretion Expenses

For the years ended February 28, 2021 and February 29, 2020, the Company recorded depletion and accretion expense of $235,001 and $771,837, respectively, related to depletion of oil and gas properties and amortization of asset retirement obligations.

Impairment Expense

For the years ended February 28, 2021 and February 29, 2020, the Company recorded impairment of $196,197 and $1,319,444, respectively, related to ceiling test write-down of its oil and gas properties.

Other Income (Expense)

For the years ended February 28, 2021 and February 29, 2020, the Company recorded interest expense of $92,526 and $73,295, respectively. Higher interest expense was incurred in 2021 due to additional debt issuances to related parties in the current year.

Net Loss

Our operations resulted in a net loss in the amount of $1,109,792 for the year ended February 28, 2021, compared to a net loss of $2,898,132 for the year ended February 29, 2020. The decrease was primarily related to lower operating expenses and impairment recognized during the current fiscal year.

Liquidity and Capital Resources

On February 28, 2021, the Company had cash of $160,631.

Net cash used in operating activities during the year ended February 28, 2021, was $504,650, compared to cash used in operating activities of $551,515 for the same period in 2020. The decrease was primarily related to slightly lower expenses incurred in the current fiscal year.

Net cash used in investing activities during year ended February 28, 2021, was $-0-, compared to $273,359 cash used in investing activities for the same period in 2020.

Net cash provided by financing activities during the year ended February 28, 2021, was $507,200, related to proceeds of $500,000 from the Company’s line of credit with JBB and proceeds of $7,200 from the exercise of stock options. During the year ended February 29, 2020, cash provided by financing activities was $857,200 related to proceeds from the Company’s related party loans and from issuance of stock.

The Company will require additional financing to support its operations and to pursue its acquisition program. As of February 28, 2021, the Company had availability of $100,000 on its existing credit line with JBB. If the Company requires additional financing beyond what is available under its existing credit line, it does not have any committed sources of financing at this time. If it is unable to obtain financing, it will have to reduce or curtail its operations and acquisition program. There is no assurance that it will be able to obtain financing in the future, and even if financing is available, it may not be on terms acceptable to the Company. On May 20, 2021, the Company entered into a new funding agreement with a maturity date of May 31, 2022 and an interest rate of five percent annual percentage rate (5% APR) with JBB for a further $1 million drawable in $100,000 increments at the discretion of JBB to cover the Company’s current and projected working capital requirements in near-term.

To date, the funding during the past three fiscal years to support operations and facilitate some acquisitions has been provided by the largest shareholder of the Company. This individual does not have any legal obligation to continue to provide funding to the Company. Yet the majority owner has indicated a willingness, and provided some assurances, to selectively review and determine added funding for certain low risk initiatives on those oil and gas wells in which the Company has either a 100% or a majority working interest in order to increase its existing production. Our majority shareholder expects, but is not legally obligated, to provide funding for the Company’s capital expenditure program for fiscal year 2022. Such funding may be provided in the form of loans, issuance of equity or other means.

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

Off-Balance Sheet Arrangements

As of February 28, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Norris Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Norris Industries, Inc. (the “Company”) as of February 28, 2021 and February 29, 2020, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years ended February 28, 2021 and February 29, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and February 29, 2020, and the results of its operations and its cash flows for each of the years ended February 28, 2021 and February 29, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Depreciation, depletion and amortization and impairment of oil and gas properties

At February 28, 2021, the net carrying value of the Company’s oil and gas properties was $220,850, depreciation, depletion and amortization (“DD&A”) expense was $235,001, and impairment expense was $196,197 for the year then ended. As described in Note 1, the Company follows the full cost method of accounting for its oil and gas properties. DD&A of the cost of proved oil and gas properties is calculated using the unit-of-production method based on proved oil and gas reserves, as estimated by the Company’s external reservoir engineers. Under the full cost method, a ceiling test is performed each quarter. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated DD&A, impairment, and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves. If capitalized costs exceed this limit, the capitalized cost is reduced to fair value. Proved oil and gas reserves are those quantities of natural gas, crude oil, condensate, and natural gas liquids, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Additionally, the expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future production volumes from estimated oil and gas reserves. Significant judgment is required by the Company’s external reservoir engineers in evaluating geological and engineering data when estimating oil and gas reserves. Estimating reserves also requires the selection of inputs, including oil and gas price assumptions, future operating and capital costs assumptions, and tax rates by jurisdiction, among others. Because of the complexity involved in estimating oil and gas reserves, management engaged independent petroleum engineers to prepare the proved oil and gas reserve estimates for select properties as of February 28, 2021. Auditing the Company’s DD&A and impairment calculations is complex because of the use of the work of the independent petroleum engineers and the evaluation of management’s determination of the inputs described above used by the engineers in estimating oil and gas reserves.

We obtained an understanding of the Company’s controls over its process to calculate DD&A and impairment, including management’s controls over the completeness and accuracy of the financial data provided to the engineers for use in estimating oil and gas reserves.

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the independent petroleum engineers primarily responsible for the preparation of the reserve estimates for select properties. In addition, in assessing whether we can use the work of the engineers, we evaluated the completeness and accuracy of the financial data and inputs described above used by the engineers in estimating oil and gas reserves by agreeing them to source documentation, and we identified and evaluated corroborative and contrary evidence. For proved undeveloped reserves, we evaluated management’s development plan for compliance with the SEC rule that undrilled locations are scheduled to be drilled within five years, unless specific circumstances justify a longer time, by assessing consistency of the development projections with the Company’s development plan and the availability of capital relative to the development plan. We also tested the mathematical accuracy of the DD&A and impairment calculations, including comparing the oil and gas reserve amounts used in the calculations to the Company’s reserve reports.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2018.

Houston, Texas
June 1, 2021

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

	2021	2020
ASSETS
Current Assets
Cash	$160,631	$158,081
Account receivable - oil & gas	32,890	38,549
Total Current Assets	193,521	196,630

Oil and Gas Property - Full Cost Method
Properties subject to amortization	2,989,156	2,999,461
Less: accumulated depletion and impairment	(2,768,306)	(2,341,261)
Total Oil and Gas Property, net	220,850	658,200
Total Assets	$414,371	$854,830

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$171,564	$94,305
Accounts payable and accrued expenses - related party	233,510	142,484
Total Current Liabilities	405,074	236,789

Convertible notes payable – related party	3,200,000	2,700,000
Asset retirement obligations	96,010	102,162

Total Liabilities	3,701,084	3,038,951

Stockholders’ Deficit
Preferred stock, $0.001 par value per share 20,000,000 shares authorized:	-	-
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 90,883,013 and 90,883,013 shares issued and outstanding	90,883	90,883
Additional paid-in capital	6,286,399	6,286,399
Subscription receivable	-	(7,200)
Accumulated deficit	(9,664,995)	(8,555,203)
Total Stockholder’s Deficit	(3,286,713)	(2,184,121)

Total Liabilities and Stockholders’ Deficit	$414,371	$854,830

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2021, AND FEBRUARY 29, 2020

	2021	2020

Revenues
Oil and gas sales	$280,160	$573,016
Total Revenues	280,160	573,016

Operating Expenses
Lease operating expenses	552,713	731,760
General and administrative expenses	313,515	577,066
Impairment expense	196,197	1,319,444
Depletion, depreciation and accretion	235,001	771,837

Total Operating Expenses	1,297,426	3,400,107

Loss from Operations	(1,017,266)	(2,827,091)

Other Income (Expenses)
Gain on sale of equipment	-	2,254
Interest expense	(92,526)	(73,295)
Total Other Expense	(92,526)	(71,041)

Net Loss	$(1,109,792)	$(2,898,132)

Net loss per common share - basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	90,883,013	89,738,095

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

	Series A Convertible				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, February 28, 2019	1,000,000	$1,000	89,443,013	$89,443	$6,183,483	$-	$(5,657,071)	$616,855
Stock-based compensation	-	-	-	-	89,956	-	-	89,956
Stock-based compensation	-	-	1,440,000	1,440	12,960	(7,200)	-	7,200
Net loss	-	-	-	-	-	-	(2,898,132)	(2,898,132)

Balance, February 29, 2020	1,000,000	1,000	90,883,013	$90,883	$6,286,399	$(7,200)	$(8,555,203)	$(2,184,121)

Collection from subscription receivable	-	-	-	-	-	7,200	-	7,200
Net loss	-	-	-	-	-	-	(1,109,792)	(1,109,792)

Balance, February 29, 2020	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$-	$(9,664,995)	$(3,286,713)

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

	2021	2020
Cash Flow from Operating Activities
Net loss	$(1,109,792)	$(2,898,132)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, depreciation and accretion	235,001	771,837
Impairment expense	196,197	1,319,444
Gain on sale of equipment	-	(2,254)
Stock-based compensation	-	89,956
Changes in operating assets and liabilities:
Accounts receivable - oil & gas	5,659	32,583
Accounts payable and accrued expenses	77,259	61,756
Accounts payable and accrued expenses - related party	91,026	73,295
Net Cash Used in Operating Activities	(504,650)	(551,515)

Cash Flow from Investing Activities
Purchase of oil and gas properties	-	(283,359)
Proceeds from sale of equipment	-	10,000
Net Cash used in Investing Activities	-	(273,359)

Cash Flow from Financing Activities
Proceeds from related party loans	500,000	850,000
Collection of subscription receivable	7,200	-
Proceeds from exercise of stock options	-	7,200
Net Cash provided by Financing Activities	507,200	857,200

Net Increase in Cash	2,550	32,326

Cash – beginning of year	158,081	125,755

Cash – end of year	$160,631	$158,081

Supplemental Cash Flow Information
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Nature of Operations and summary of Significant Accounting Policies

Norris Industries, Inc. (“NRIS” or the “Company”), was incorporated on February 19, 2014, as a Nevada corporation. The Company was formed to conduct operations in the oil and gas industry. The Company’s principal operating properties are in the Ellenberger formation in Coleman County, and in Jack County and Palo-Pinto County Texas. The Company’s production operations are all located in the State of Texas.

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

The Company has incurred continuing losses since 2016, including a loss of $1,109,482 for the fiscal year ended February 28, 2021. During the fiscal year ended February 28, 2021, the Company accessed $500,000 in funding, reduced its general and administrative costs, decreased revenues, and incurred cash losses of approximately $505,000 from its operating activities. Further, as of February 28, 2021, the Company had availability of $100,000 on its existing credit line with JBB Partners, Inc. (“JBB”), an entity that is owned and controlled by Mr. Patrick Norris, the Company’s Chief Executive Officer and principal shareholder, a cash balance of approximately $161,000 and net working capital deficit of approximately $0.2 million. On May 20, 2021, the Company entered into a new funding agreement with a maturity date of May 31, 2022, and an interest rate of five percent annual percentage rate (5% APR) with JBB for a further $1 million drawable in $100,000 increments at the discretion of JBB to cover the Company’s current and projected working capital requirements in near-term.

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

In the event that the Company required additional capital to fund higher operational losses, or oil and gas property leases purchases for fiscal year ending February 28, 2021, the Company expects to seek additional capital from one or more sources via sales of restricted private placement of sales of equity and debt securities from those other than JBB. However, there can be no assurance that the Company would be able to secure the necessary capital to fund its costs on acceptable terms, or at all. If, for any reason, the Company is unable to fund its operations it would have to undertake other aggressive cost cutting measures and then be subject to possible loss of some of its rights and interests in prospects to curtail operations and forced to forego opportunities or in worst case, cease operations.

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

Uncertain Tax Positions

The Company evaluates uncertain tax positions to recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to the Company’s shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per as the inclusion of these shares would be anti-dilutive for the years ended February 28, 2021 and February 29, 2020:

	2021	2020
Stock options	-	-
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	16,000,000	13,500,000
Total Common Shares to be issued	82,666,667	80,166,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At February 28, 2021, $0 of the Company’s cash balances was uninsured. The Company has not experienced any losses on such accounts.

Recent Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842)”. The new lease guidance supersedes Topic 840. The core principle of the guidance is that entities should recognize the assets and liabilities that arise from leases. Topic 840 does not apply to leases to explore for or use minerals, oil, natural gas and similar non-regenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, which provides entities with an alternative modified transition method to elect not to recast the comparative periods presented when adopting Topic 842. The Company adopted Topic 842 as of March 1, 2019, using the alternative modified transition method, for which, comparative periods, including the disclosures related to those periods, are not restated. In addition, the Company elected practical expedients provided by the new standard whereby, the Company has elected to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs and to retain off-balance sheet treatment of short-term leases (i.e., 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise). As a result of the short-term expedient election, the Company has no leases that require the recording of a net lease asset and lease liability on the Company’s consolidated balance sheet or have a material impact on consolidated earnings or cash flows as of February 28, 2021. Moving forward, the Company will evaluate any new lease commitments for application of Topic 842.

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

Note 2 – Revenue from Contracts with Customers

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the years ended February 28, 2021 and February 29, 2020:

	2021	2020
Oil sales	$208,347	$493,192
Natural gas sales	71,813	79,824
Total	$280,160	$573,016

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of February 28, 2021 and February 29, 2020.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the years ended February 28, 2021, and February 29, 2020:

	February 28, 2019	Additions	Dispositions	February 29, 2020

Oil and gas properties, subject to amortization	$2,646,878	$283,359	$-	$2,930,237
Asset retirement costs	69,224	-	-	69,224
Accumulated depletion and impairment	(259,292)	(2,081,969)	-	(2,341,261)
Total oil and gas assets	$2,456,810	$(1,798,610)	$-	$658,200

	February 29, 2020	Additions	Dispositions	February 21, 2021

Oil and gas properties, subject to amortization	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	69,224	(10,305)	-	58,919
Accumulated depletion and impairment	(2,341,261)	(427,045)	-	(2,768,306)
Total oil and gas assets	$658,200	$(437,350)	$-	$220,850

The depletion recorded for production on proved properties for the years ended February 28, 2021 and February 29, 2020, amounted to $230,848 and $762,525, respectively. During the years ended February 28, 2021 and February 29, 2020, the Company recognized impairment expense of $196,197 and $1,319,444, respectively, related to a ceiling test write-down of its oil and properties subjection to amortization.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the year ended February 28, 2021:

Asset retirement obligations as of February 29, 2020	$102,162
Additions	-
Current year revision of previous estimates	(10,305)
Accretion during the year ended February 28, 2021	4,153
Asset retirement obligations as of February 21, 2021	$96,010

During the year ended February 28, 2021, the Company decreased the asset retirement obligations estimate by $10,305 and recognized accretion expense of $4,153. During the year ended February 29, 2020, the Company recognized accretion expense of $9,312.

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

During the year ended February 28, 2021, JBB advanced $500,000 to fund the Company’s operations under the Loan Note. As of February 28, 2021, the Company had availability of $100,000 on its existing credit line with JBB.

The Company recognized interest expense of $92,526 and $73,295 for the years ended February 28, 2021 and February 29, 2020, respectively. As of February 28, 2021, and February 29, 2020, there was $3,200,000 and $2,700,000, respectively, outstanding under notes payable to JBB.

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

As of September 1, 2018, the Company moved to the offices of International Western Oil Corp. (“IWO”), a related party, in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the years ended February 28, 2021 and February 29, 2020, the Company incurred $11,400 and $11,400, respectively, of rent expense under this lease that is included in general and administrative expenses on the consolidated statement of operations.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the King County, Texas lease acreage, 640 acres are due to expire in June 2021.

Note 7 – Equity Transactions

There were no issuances of common stock (or common stock activity) during the year ended February 28, 2021.

On November 25, 2019, one of the employees exercised the option and purchased 720,000 shares of the Company’s common stock at an exercise price of $0.01 per share, for total proceeds of $7,200.

On January 6, 2020, one of the officers exercised the option and purchased 720,000 shares of the Company’s common stock at an exercise price of $0.01 per share, for total of $7,200. The Company fully collected the outstanding proceed from the officer during the fiscal year ended February 28, 2021.

During the years ended February 28, 2021, and February 29, 2020, the Company recorded stock-based compensation expense of $-0- and $89,956, respectively. During the year ended February 29, 2020, the options were fully vested and exercised. As such, as of February 29, 2020, the intrinsic value was $0. There were no outstanding stock options as of February 28, 2021.

Note 8 – Income Taxes

Due to the Company’s net losses, there were no provisions for income taxes for the years ended February 28, 2021 and February 29, 2020.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 21% for the years ended February 28, 2021 and February 29, 2020, respectively, are summarized as follows:

	2021	2020

Pretax book loss	$(233,056)	$(608,608)
Permanent differences:
Stock-based compensation	-	18,891
Loss on settlement of debt	-	-
Impairment expense	41,201	277,083
Change in valuation allowance	191,855	312,634
Change in the effective rates	-	-
Other adjustments	-	-
Total tax expense	$-	$-

Deferred income tax assets for the years ended February 28, 2021 and February 29, 2020 are as follows:

Deferred Tax Assets	2021	2020

Net operating losses carry forwards	$2,167,036	$1,889,953
Others	191,855	277,083
Total deferred tax assets	2,358,891	2,167,036
Less valuation allowance	(2,358,891)	(2,167,036)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at February 28, 2021 and February 29, 2020. The net change in the total valuation allowance from February 28, 2021 and February 29, 2020, was an increase of $191,855.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of February 28, 2021, and February 29, 2020, the Company did not have any significant uncertain tax positions or unrecognized tax benefits.

As of February 28, 2021, the Company has federal net operating loss carryforwards of approximately $10,300,000 for federal and state tax purposes, respectively.

Utilization of NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code (the “Code”), as amended, as well as similar state provisions. In general, an “ownership change” as defined by the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain shareholders or public groups. The Company experienced an “ownership change” within the meaning of IRC Section 382 during the year ended February 28, 2021. As a result, certain limitations apply to the annual amount of net operating losses that can be used to offset post ownership change taxable income.

Note 9 – Supplemental Oil and Gas Disclosures (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities

The estimates of proved oil and gas reserves utilized in the preparation of these statements were prepared by Kurt Mire for the year ended February 28, 2021 and prepared by Bryant M. Mook for the ended February 29, 2020, using reserve definitions and pricing requirements prescribed by the SEC. The Company used a combination of production performance and offset analogies, along with estimated future operating and development costs as provided by the Company and based upon historical costs adjusted for known future changes in operations or developmental plans, to estimate its reserves.

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. All estimates of proved reserves are determined according to the rules prescribed by the SEC. These rules indicate that the standard of “reasonable certainty” be applied to the proved reserve estimates. This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since February 28, 2021. The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company’s proved reserves are proved developed non-producing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

All of the Company’s reserves are located in the United States.

	February 28, 2021	February 29, 2020
Proved oil and gas properties	$2,989,156	$2,999,461
Unproved oil and gas properties	-	-
Accumulated depreciation, depletion, amortization and impairment	(2,768,306)	(2,341,261)
Total acquisition, development and exploration costs	$220,850	$658,200

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

At February 28, 2021 and February 29, 2020, unevaluated costs of $0 were excluded from the depletion base.

	February 28, 2021	February 29, 2020
Acquisition of properties – proved	$-	$283,359
Acquisition of properties – unproved	-	-
Exploration costs	-	-
Development costs	-	-
Disposition/sale	-	-
Total costs incurred	$-	$283,359

Estimated Quantities of Proved Oil and Gas Reserves

The following table sets forth proved oil and gas reserves together with the changes therein, proved developed reserves and proved undeveloped reserves for the years ended February 28, 2021 and February 29, 2020. Units of oil are in thousands of barrels (“MBbls”) and units of gas are in millions of cubic feet (“MMcf”). Gas is converted to barrels of oil equivalents (“MBoe”) using a ratio of six Mcf of gas per Bbl of oil.

	2021			2020
	Oil	Gas	BOE	Oil	Gas	BOE
Proved reserves:
Beginning of year	29	150	54	120	1,536	376
Revisions	(9)	(50)	(17)	(81)	(1,324)	(302)
Extensions and discoveries	-	-	-	-	-	-
Purchases of minerals-in-place
Sales of minerals-in-place	-	-	-	-	-	-
Production	(5)	(47)	(13)	(10)	(62)	(20)
End of year	15	53	24	29	150	54

Proved developed reserves:
Beginning of year	29	110	48	27	210	62
End of year	8	5	9	29	110	48

Proved not producing reserves:
Beginning of year	-	-	-	48	1,206	249
End of year	7	48	15	-	-	-

Proved undeveloped reserves:
Beginning of year	-	40	6	45	120	65
End of year	-	-	-	-	40	6

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

Future cash inflows for 2021 were computed by applying the average price for the year to the year-end quantities of proved reserves. The 2021 average price for the year was calculated using the 12-month period prior to the ending date of the period covered by the report, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period. Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting year. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing and producing proved oil and natural gas reserves at the end of the year, based on year-end costs, assuming continuation of year-end economic conditions. Future income tax expense was computed by applying statutory rates, less the effects of tax credits for each period presented, and to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties, after consideration of available net operating loss and percentage depletion carryovers. Discounted future net cash flows have been calculated using a ten percent discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.

The estimated present value of future cash flows relating to prove reserves is extremely sensitive to prices used at any measurement period. The prices used for each commodity for the years ended February 28, 2021 and February 29, 2020, as adjusted, were as follows:

	Oil (Bbl) Using NYMEX WTI	Gas (Mcf) Using NYMEX Henry Hub
2021 (average price)	$38.69	$2.08
2020 (average price)	$56.69	$2.40

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

The following table sets forth the standardized measure of discounted future net cash flows relating to proven reserves for the years ended February 28, 2021 and February 29, 2020, respectively (stated in thousands):

	2021	2020
Future cash inflows	$626	$1,998
Future costs:
Production costs	(269)	(809)
Future tax expense	(47)	(159)
Future development costs	(29)	-
Future net cash flows	281	1,030
10% annual discount for estimated timing of cash flows	(60)	(372)
Standardized measure of discounted net cash flows	$221	$658

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows at 10% per annum for the years ended February 28, 2021 and February 29, 2020, respectively (stated in thousands):

	2021	2020
Increase (decrease):
Beginning of year	$658	$3,415
Sales of oil produced, net of production costs	273	442
Net changes in sales and transfer prices and in production costs and production costs related to future production	820	(1,829)
Previously estimated development costs incurred during the period	-	-
Changes in future development costs	(29)	-
Revisions of previous quantity estimates due to prices and performance	(156)	(3,679)
Accretion of discount	66	342
Discoveries, net of future production and development costs associated with these extensions and discoveries	-	-
Purchases and sales of minerals in place	-	-
Timing and other	(1,411)	1,967
End of year	$221	$658

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) under the 2013 Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of February 28, 2021, our internal control over financial reporting is not effective. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at February 28, 2021:

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

(c) Changes in Internal Controls

No change in our internal control over financial reporting occurred during the last fiscal quarter ended February 28, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our principal officers and directors as of May 31, 2021. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

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

Ross Henry Ramsey is a co-founder of the Company and served as the Chief Executive Officer, President, Chief Financial Officer, from inception until 2017. Mr. Ramsey is a Director of the Company, a position that he has held since inception. Mr. Ramsey is currently the President of the Oil and Gas division of the Company. Since 2011, Mr. Ramsey has been the Chief Executive Officer and President of International Western Oil Corporation, making it an active explorer through Central West Texas. He also served as President of the Company, which is the holding company of International Western Oil Corporation. From 2010 to 2011, Mr. Ramsey served as an independent drilling and completion consultant. Mr. Ramsey’s specializes in drilling acreage and establishing PUD’S (Proven Under Development locations) for new drilling locations and multiple recovery methods from primary to and secondary recovery methods. Mr. Ramsey has been involved with over 100 well bores, from drilling and testing, to completion. Mr. Ramsey has been a production specialist as part of the exploration in Young County, Coke County, Fischer County, Jones County and Taylor County, all of which are in Texas.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the SEC. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended February 28, 2021. the Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock during the fiscal year ended February 28, 2021. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the SEC.

Item 11. Executive Compensation

Compensation of Executives

During the years ended February 28, 2021 and February 29, 2020, Mr. Patrick Norris received compensation of $1,500 per month for an annual amount of $18,000. Mr. Ross Ramsey was paid a monthly salary of $6,600 from the Company, for an annual amount of $79,200. No other amounts were paid, or benefits provided to Mr. Ross.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of May 31, 2021, with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of the company c/o Norris Industries, Inc., 102 Palo Pinto St. Suite B, Weatherford, Texas 76086.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Directors and Executive Officers:
Patrick L. Norris, President, Chairman, Board of Directors and CEO/CFO (2)	57,840,000	65.64%
Ross Henry Ramsey, President of the Oil and Gas Division, and Director	500,000	0.01%
All directors and executive officers as a group (2 persons)	58,750,000	64.64%
5% Stockholders:
Patrick L. Riggs (3)	5,900,000	6.49

(1)	Based on 90,883,013 shares of common stock outstanding as of May 31, 2021.
(2)	Excludes (i) the number of shares of common stock into which the 1,000,000 Series A Preferred Stock may be converted, which currently is 66,666,667 shares of common stock and (ii) the number of shares of common stock into which the aggregate of $2,700,000 convertible notes, owned by JBB Partners, Inc, may be converted which currently is 13,500,000 shares of common stock.
(3)	This information is based upon the Schedule 13D filed by Patrick Riggs and Riggs Capital. The address for Patrick Riggs is 10530 Normont Drive, Houston, TX 77070.

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

During the years ended February 28, 2021 and February 29, 2020, IWO contributed no capital to the Company.

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

JBB Partners, Inc. (“JBB”) Loan Note

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

On May 29, 2020, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding Loan Note to September 30, 2021, and also funded an additional $100,000 to the Company. On May 20, 2021, the Company entered into a new funding agreement with a maturity date of May 31, 2022, and an interest rate of five percent annual percentage rate (5% APR) with JBB for a further $1 million drawable in $100,000 increments at the discretion of JBB to cover the Company’s current and projected working capital requirements in near-term.

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

During the year ended February 29, 2020, JBB advanced $600,000 to the Company and the Company recognized interest expense of $73,295. During the year ended February 28, 2021, JBB advanced $500,000 to the Company and the Company recognized interest expense of $92,526.

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

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional services provided by Marcum for the audits of our annual financial statements for the years ended February 28, 2021 and February 29, 2020:

Marcum	Year Ended February 28, 2021
Audit Fees (1)	$69,420
Audit-Related Fees (2)	-
Tax Fees (3)	48,295
All Other Fees (4)	-

Total	$117,715

Marcum	Year Ended February 29, 2020
Audit Fees (1)	$73,500
Audit-Related Fees (2)	-
Tax Fees (3)	16,234
All Other Fees (4)	-
Total	$89,734

(1)	Audit fees include professional services rendered for (i) the audit of our annual financial statements for the years ended February 28, 2021 and February 29, 2020 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit fees.”

(3)	Tax fees include professional services relating to preparation of the annual tax return.

(4)	Other fees include professional services for review of various filings and issuance of consents.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of the following documents filed as part of the report:

(1)	See the index to our consolidated financial statements on page F-1 for a list of the financial statements being filed in this Annual Report.

(2)	All financial statement schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	See Item 15(b) below for all exhibits being filed or incorporated by reference herein.

(b)	Exhibits: The Exhibit Index attached to this Annual Report is incorporated by reference herein.

EXHIBITS – NORRIS INDUSTRIES, INC.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1(a)	Articles of Incorporation	S-1	3.1	6/3/2014

3.1(b)	Amendment to Articles of Incorporation (Change of Name, Increase in Capitalization, Creation of Blank Check Preferred)	8-K	3.1	2/26/2018

3.1(c)	Amendment to Articles of Incorporation (Creation of Series A Preferred Stock	8-K	3.2	2/26/2018

3.2	Bylaws	S-1	3.2	6/3/2014

4.1	Description of Securities				X

10.1	Acquisition Agreement, dated May 4, 2015, by and among International Western Oil Corporation and Norris Industries, Inc.	8-K	2.1	5/20/2015

10.1	Assignment, Conveyance and Bill of Sale between the Company and Cerberus Production, LLC, dated July 29, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on October 18, 2016)	10-Q	10.1	10/18/2016

10.2	Retainer Amendment Agreement with International Western Oil, dated October 1, 2015	10-Q	10.2	1/14/2016

10.3	Promissory Note between Company and JBB Partners, Inc dated May 21, 2020 modifications related to due date extension, and credit line terms and conditions.				X
					X
21.1	List of Subsidiaries

31.1	Certification of Principal Executive Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

99.1	Reserve report of Kurt Mire, B.Sc.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Norris Industries, Inc.

Dated: June 1, 2021	By:	/s/ Patrick L. Norris
Patrick L Norris
Chief Executive Officer, President and Chief Financial Officer (Duly Authorized, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick L. Norris	Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and Chairman of Board	June 1, 2021
Patrick L Norris

/s/ Ross Henry Ramsey	Director of the Company and President of the Oil and Gas Division	June 1, 2021
Ross Henry Ramsey

