Form 10-Q
period 2021-05-31
Norris Industries, Inc.
filed 2021-07-15
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021.

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12 (g) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $.01 Par Value	NRIS	OTCMKTS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large, accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of July 15, 2021, the registrant had 90,883,013 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

May 31, 2021

2

Item 1 Financial Statements

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

MAY 31, 2021 AND FEBRUARY 28, 2021

(UNAUDITED)

	May 31, 2021	February 28, 2021
ASSETS
Current Assets
Cash	$85,686	$160,631
Account receivable - oil & gas	42,755	32,890
Total Current Assets	128,441	193,521

Oil and Gas Property - Full Cost Method
Properties subject to amortization	2,989,732	2,989,156
Less: accumulated depletion and impairment	(2,812,643)	(2,768,306)

Total Oil and Gas Property, net	177,089	220,850

Total Assets	$305,530	$414,371

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$166,793	$171,564
Accounts payable and accrued expenses - related parties	259,181	233,510
Convertible note payable - related party	3,050,000	-
Total Current Liabilities	3,475,974	405,074

Convertible note payable - related party	250,000	3,200,000
Asset retirement obligations	99,321	96,010

Total Liabilities	3,825,295	3,701,084

Stockholders’ Deficit
Preferred stock, $0.001 par value per share 20,000,000 shares authorized	-	-
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 90,883,013 shares issued and outstanding	90,883	90,883
Additional paid-in capital	6,286,399	6,286,399
Accumulated deficit	(9,898,047)	(9,664,995)
Total Stockholder’s Deficit	(3,519,765)	(3,286,713)

Total Liabilities and Stockholders’ Deficit	$305,530	$414,371

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MAY 31, 2021 AND 2020

(UNAUDITED)

	2021	2020

Revenues
Oil and gas sales	$126,641	30,946
Total Revenues	126,641	30,946

Operating Expenses
Lease operating expenses	178,973	121,599
General and administrative expenses	107,977	92,614
Depletion, depreciation and accretion	47,072	34,145

Total Operating Expenses	334,022	248,358

Loss from Operations	(207,381)	(217,412)

Other Expense
Interest expense	25,671	21,693
Total Other Expense	25,671	21,693

Net Loss	$(233,052)	(239,105)

Net loss per common share - basic and diluted	$(0.00)	(0.00)

Weighted average number of common shares outstanding - basic and diluted	90,883,013	90,883,013

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

Item 1. Financial Statements

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MAY 31, 2020

(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance, March 1, 2021	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(7,200)	$(8,555,203)	$(2,184,121)

Collection of subscription receivable	-	-	-	-	-	7,200	-	7,200

Net loss	-	-	-	-	-	-	(239,105)	(239,105)

Balance, May 31, 2020	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$-	$(8,794,308)	$(2,416,026)

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MAY 31, 2021

(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, March 1, 2021	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(9,664,995)	$(3,286,713)

Net loss	-	-	-	-	-	(233,052)	(233,052)

Balance, May 31, 2021	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(9,898,047)	$(3,519,765)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

Item 1. Financial Statements

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2021 AND 2020

(UNAUDITED)

	2021	2020
Cash Flow from Operating Activities
Net loss	$(233,052)	$(239,105)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, depreciation, and accretion	47,072	34,145
Changes in operating assets and liabilities:
Accounts receivable - oil & gas	(9,865)	35,419
Accounts payable and accrued expenses	(4,771)	8,180
Accounts payable and accrued expenses - related parties	25,671	21,693
Net Cash Used in Operating Activities	(174,945)	(139,668)

Cash Flow from Financing Activities
Proceeds from related party loan	100,000	100,000
Collection of subscription receivable	-	7,200
Net Cash Provided by Financing Activities	100,000	107,200

Net Decrease in Cash	(74,945)	(32,468)
Cash – beginning of period	160,631	158,081

Cash – end of period	$85,686	$125,613

Noncash Investing and Financing Activities
Change in estimate of asset retirement obligations	$576	$20,774

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

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended February 28, 2021. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company’s consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which the Company has a controlling financial interest. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The Company has incurred continuing losses since 2016, including a loss of $1,109,792 for the fiscal year ended February 28, 2021 and $233,052 for the three months ended May 31, 2021. During the three months ended May 31, 2021, the Company received $100,000 in funding from its credit line and incurred cash losses of approximately $175,000 from its operating activities. The Company has availability of $900,000 on its new $1,000,000 credit line entered into May 1, 2021. As of May 31, 2021, the Company had and a cash balance of approximately $85,686 and negative working capital of approximately $3,300,000. The Company expects to renegotiate the terms, or to extend the maturity date on or before the due date of May 31, 2022.

The Company’s principal capital and exploration expenditures during next fiscal year are expected to relate to selected well workovers on its Jack and Palo Pinto County acreages. The Company believes that it has the ability to fund its costs for such expenditures from cash on-hand and available funds from its line of credit.

In the event that the Company requires additional capital to fund higher operational losses or oil and gas property lease purchases for fiscal year ending February 28, 2022, the Company expects to seek additional capital from one or more sources via restricted private placement sales of equity and debt securities from those other than its current primary lender JBB Partners, Inc. (“JBB”) an investment entity controlled by the majority owner of the Company. However, there can be no assurance that the Company would be able to secure the necessary capital to fund its costs on acceptable terms, or at all. If, for any reason, the Company is unable to fund its operations, it would have to undertake other aggressive cost cutting measures and then be subject to possible loss of some of its rights and interests in prospects to curtail operations and forced to forego opportunities or in worst case, cease operations.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to Norris Industries, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per common share as the inclusion of these shares would be anti-dilutive for the three months ended May 31, 2021 and 2020:

	2021	2020

Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	16,500,000	13,500,000
Total common shares to be issued	83,166,667	80,166,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At May 31, 2021, $0 of the Company’s cash balances was uninsured. The Company has not experienced any losses on such accounts.

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

Note 2 – Revenues from Contracts with Customers

Disaggregation of Revenues from Contracts with Customers

The following table disaggregates revenue by significant product types for the three months ended May 31, 2021 and 2020:

	2021	2020
Oil sales	$100,886	$27,771
Natural gas sales	25,755	3,175
Total	$126,641	$30,946

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of May 31, 2021 and February 28, 2021.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the three months ended May 31, 2021:

	February 28, 2021	Additions	Change in Estimates	May 31, 2021

Oil and gas properties, subject to depletion	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	58,919	-	576	59,495
Accumulated depletion and impairment	(2,768,306)	(44,337)	-	(2,812,643)
Total oil and gas assets	$220,850	$(44,337)	$576	$177,089

The depletion recorded for production on proved properties for the three months ended May 31, 2021 and 2020, amounted to $44,337 and $230,848, respectively. During the three months ended May 31, 2021 and 2020, there were no ceiling test write-downs of the Company’s oil and gas properties.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the three months ended May 31, 2021:

Asset retirement obligations as of February 28, 2021	$96,010
Additions	2,735
Current year revision of previous estimates	-
Accretion adjustment during the three months ended May 31, 2021	576
Asset retirement obligations as of May 31, 2021	$99,321

During the three months ended May 31, 2021 and 2020, the Company recognized accretion expense of $2,735 and $7,648, respectively.

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

On December 22, 2020, the Company entered into an extension agreement with JBB to extend the maturity of all its outstanding indebtedness under credit line and Loan Note to May 31, 2022, while there can be no guarantees the Company expects to renegotiate the terms, or to extend the maturity date on or before the due date of May 31, 2022.

As of February 28, 2021 and February 29, 2020, the Company has borrowed $3,200,000 and $2,700,000, respectively, from JBB. During the three months ended May 31, 2021 and 2020, JBB advanced $100,000 to the Company. The Company recognized interest expense of $25,671 and $21,693 for the three months ended May 31, 2021 and 2020, respectively. As of May 31, 2021, there was $3,300,000 outstanding under this note. On May 1, 2021, the Company entered into a new funding agreement with a maturity date of May 31, 2022 and an interest rate of five percent annual percentage rate (5% APR) with JBB for a further $1 million drawable in $100,000 increments at the discretion of JBB to cover the Company’s current and projected working capital requirements in near-term. The Company has availability of $900,000 on its new $1,000,000 credit line entered into May 1, 2021.

Note 6 – Commitments and Contingencies

Office Lease

In September 2018, the Company moved to the offices of International Western Oil (“IWO”) in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the three months ended May 31, 2021 and 2020, the Company incurred $2,850 of rent expense under this lease, that are included in general and administrative expenses on the statements of operations in both periods.

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

Overview

The Company underwent a change of control in July 2017, when Patrick Norris, and his affiliate JBB Partners, Inc. (“JBB”) acquired the majority of ownership of the Company and provided loans and equity funding for the oil/gas mineral rights purchases and covering the operational expenses of Company.

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

The Company has experienced the effects of a negatively impacted domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted the price we receive for oil and natural gas, and has materially and adversely affected the demand for and marketability of our production, For the Company, this means that our production may have to be shut-in for some of our wells at any point in time and we may hold, or continue to store some, or all of our oil production as inventory to be sold at a later date because to date we have refused to accept a loss price for our production. Our 2021 fiscal year end was negatively impacted by the pandemic response, and the negative impact of the pandemic is continuing to be experienced in the first quarter of the 2022 fiscal year. At this time, we expect that our financial results for the full fiscal year will be adversely impacted by the existence of and the government response to the COVID-19 pandemic.

Our Business Strategy

We are an Exploration and Production (“E&P”) oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. The Company is currently managed by business and oil and gas exploration veterans who specialize in the oil and gas acquisition and exploration markets of the Central West Texas region. The Company’s goal is to tap into the high potential leases of the Central West Texas region of the United States, aiming to unlock its potential, specifically in the prolific Bend Arch-Fort Worth region. This area is approximately 120 miles long and 40 miles wide running from Archer County, Texas in the north to Brown County, Texas in the south. The Company is also selectively open toother acquisition opportunities in the Permian Basin, West Texas, East Texas and South Texas region.

Management believes that focusing on the development of existing small producing fields is one of the key differentiators of the Company. Oil and natural gas reserve development is a technologically oriented industry. Management believes that the use of current technology has greatly increased the success rate of finding commercial oil or natural gas deposits. In this context, success means the ability to make an oil/gas well that produces a commercialized quantity of hydrocarbons. . For short-term cash flow enhancement, the Company is open to consider transactions of large-reserve oil and gas properties with low production to acquire at the lowest cost possible and then implement effective Enhanced Oil Recovery (“EOR”) methods to improve its current revenues and assets. For long-term cash flow enhancement, the Company plans to identify larger and more mature production opportunities while selecting capital and strategic operating partners to buyout via the Company’s strategic joint venture partnerships, thus significantly increasing production via additional drilling and its EOR implementations.

We plan to execute the following business strategies:

Develop and Grow Our Hydrocarbon Resource Acreage Positions Using Outside Development Expertise. We plan to continue to seek and acquire niche assets in hydrocarbon-rich resource plays to improve our asset quality and expand our drilling inventory as market conditions improve and selected opportunities become available. n. Our operational plan is to adjust our capital spending based on drilling results and the economic environment. As a small producer, we regionally evaluate industry drilling results to implement simple yet effective operating practices which may increase our initial production rates, ultimate recovery factors and rate of return on invested capital.

Acquire Small Producing Companies with Compelling Potential Values. We identify acquisition opportunities of exploration and production companies with underlying assets to unlock the development potential and accelerate production using new technologies and capital infusion from capital partners.

Our operation strategy is to position the Company by growing our management team with added petroleum experts in the United States to partner up with other oil and gas players once we have established our business to positive cash flow from our existing presence in the Texas oil field markets.

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

Operational Plans

Overall, we will consider on a selective basis, oil and gas reserve concessions with existing production. To maintain our operations and complete any acquisitions we intend to raise capital via equity or debt, be this from our control owner, or other third-party financing sources, including the capital markets. The Company is still in the process of assessing the wells it holds, or recently acquired and is reviewing its options to make improvements in the future to address underperformance.

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

As result of COVID-19 the Company will likely take a pause on any activity until such time has elapsed that energy prices are consistent and have stabilized. If the Company does review any acquisitions, it will follow model which is based on a concept that has been proven in the past to be an effective and successful path of development for many other well- known E&P players:

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

Results of Operations

Comparison of the Three Months Ended May 31, 2021 with the Three Months Ended May 31, 2020

Revenues

The Company generated revenues of $126,641 from oil and gas sales for the three months ended May 31, 2021, compared to $30,946 for the three months ended May 31, 2020. The increase in revenues mainly came from an increase in the market price of the Company’s oil and gas, and restart of production from our oil and gas properties as compared to prior year shutdown. The increase in the price was in part attributable to the changes in demand due to the economic recovery from the COVID-19 pandemic, that is still on-going in other parts of world.

Operating Expenses

Operating expenses for the three months ended May 31, 2021 and 2020 were $334,022 and $248,358, respectively. Our lease operating expenses increased to $178,973 for the three-month period ended May 31, 2021, compared to $121,599 for the three-month period ended May 31, 2020, that was primarily related to higher variable lease operating expenses as a result of our restart of production efforts during the current period. Our general and administrative expense increased slightly to $107,977 for the three-month period ended May 31, 2021, compared to $92,614 for the three-month period ended May 31, 2020. Our depletion, depreciation, and accretion expense increased by $12,927.

Other Income (Expense)

For the three months ended May 31, 2021 and 2020, the Company recorded interest expense of $25,671 and $21,693 related to outstanding debts. The increase in interest expense was result of additional draws from the line of credit.

Net Loss

We had a net loss in the amount of $233,052 for the three months ended May 31, 2021, compared to a net loss of $239,105 for the three months ended May 31, 2020. The decrease in losses was slightly changed as result of both an increase in operating expenses offset by an increase in revenues due to the recovery of oil prices and also production from the Company’s oil and gas properties.

Liquidity and Capital Resources

As of May 31, 2021, the Company had cash on-hand of $85,686.

Net cash used by operating activities during the three months ended May 31, 2021 was $174,945, compared to cash used in operating activities of $139,668 for the same period in 2020. The increase was mainly related to an increase in operating expenses incurred from the Company’s oil and gas properties because of an increase in lease operating expenses in response to resumption of production due to higher energy prices and a slight increase in general costs during the current period compared to the prior year’s period.

Net cash provided by financing activities for three months ended May 31, 2021 was $100,000, related to proceeds of $100,000 from the Company’s line of credit with JBB, compared to cash provided by financing activities of $107,200 for the same period in 2020, related to proceeds from the Company’s line of credit with JBB and proceeds received from a subscription receivable.

The Company will seek capital from various third-party sources and to the extent necessary from its officers and significant stockholders, from time to time. There is no assurance that it will be able to obtain financing of any amount or of any specific nature. If obtained the terms may have restrictive covenants or obligations that will be difficult to meet or may be too onerous for the Company to accept. Any financing accepted by the Company may have a dilutive effect on the outstanding equity of the Company and may restrict the payment of dividends.

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

On June 26, 2018, and May 21, 2019, the Company and JBB entered into modifications of the existing Secured Promissory Note originally dated December 28, 2017 (“Loan Note”), to add provisions to permit the Company to obtain advances under the Loan Note up to a maximum of $1,000,000 and extend the maturity dates. The Company may request an advance in an amount of $100,000 no more frequently than every 30 days, provided that it provides a description of the use of proceeds for the advance reasonably acceptable to JBB, and the Company is not otherwise in default of the Loan Note. On October 1, 2019, the Company entered into another amendment of its Loan Note with JBB to increase the line of credit by an additional $500,000, for a total of $1,500,000, and extend the maturity date for the original note and line of credit to December 31, 2020. On May 29, 2020, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding Loan Note to September 30, 2021. On December 22, 2020, the Company entered into an extension agreement with JBB to extend the maturity of all its outstanding indebtedness under credit line and Loan Note to May 31, 2022, while there can be no guarantees the Company expects to renegotiate the terms, or to extend the maturity date on or before the due date of May 31, 2022.

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

Off-Balance Sheet Arrangements

As of May 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2020 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2021 annual report on Form 10-K in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 15, 2021 (the “2020 10-K”), together with all of the other information included in this report, before investing in our common stock. Those risks and uncertainties encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described. Risks that we do not know about could occur and issues we now view as minor could become more important. If any of these risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Norris Industries, Inc.

Date: July 15, 2021	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer) and Chairman of Board

Date: July 15, 2021	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
President of the Oil and Gas Division and Director

