Form 10-Q
period 2021-08-31
Norris Industries, Inc.
filed 2021-10-20
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 20, 2021, the registrant had 90,883,013 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

August 31, 2021

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2021 AND FEBRUARY 28, 2021

(UNAUDITED)

	August 31, 2021	February 28, 2021
ASSETS
Current Assets
Cash	$84,501	$160,631
Accounts receivable - oil & gas	36,800	32,890
Total Current Assets	121,301	193,521

Oil and Gas Property - Full Cost Method
Properties subject to depletion	2,979,845	2,989,156
Less: accumulated depletion and impairment	(2,803,424)	(2,768,306)
Total Oil and Gas Property, net	176,421	220,850

Total Assets	$297,722	$414,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$139,486	$171,564
Accounts payable and accrued expenses - related party	285,945	233,510
Convertible note payable – related party	3,400,000	-
Total Current Liabilities	3,825,431	405,074

Convertible note payable - related party	-	3,200,000
Asset retirement obligations	83,985	96,010
Total Liabilities	3,909,416	3,701,084

Stockholder’s Deficit
Preferred stock, $0.001 par value per share, 20,000,000 shares authorized:	-	-
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized, 90,883,013 shares issued and outstanding	90,883	90,883
Additional paid-in capital	6,286,399	6,286,399
Accumulated deficit	(9,989,976)	(9,664,995)
Total Stockholder’s Deficit	(3,611,694)	(3,286,713)
Total Liabilities and Stockholder’s Deficit	$297,722	$414,371

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2021 AND 2020

(UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020

Revenues
Oil and gas sales	$71,197	$91,665	$197,838	$122,611

Total Revenues	71,197	91,665	197,838	122,611

Operating Expenses
Lease operating expenses	108,672	162,791	287,645	284,390
General and administrative expenses	42,358	60,619	150,335	153,233
Depletion, depreciation, and accretion expenses (adjustments)	10,194	49,750	32,404	83,895

Total Operating Expenses	161,224	273,160	470,384	521,518

Loss from Operations	(90,027)	(181,495)	(272,546)	(398,907)

Other Expense
Interest expense	(26,764)	(22,975)	(52,435)	(44,668)
Total Other Expense	(26,764)	(22,975)	(52,435)	(44,668)

Net Loss	$(116,791)	$(204,470)	$(324,981)	$(443,575)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	90,883,013	90,883,013	90,883,013	90,883,013

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED AUGUST 31, 2020 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, March 1, 2020	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	(7,200)	$(8,555,203)	$(2,184,121)

Collection of subscription receivable	-	-	-	-	-	7,200	-	7,200

Net loss	-	-	-	-	-	-	(239,105)	(239,105)

Balance, May 31, 2020	1,000,000	1,000	90,883,013	90,883	6,286,399	-	(8,794,308)	(2,416,026)

Net loss	-	-	-	-	-	-	(204,470)	(204,470)
Balance, August 31, 2020	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	-	$(8,998,778)	$(2,620,496)

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED AUGUST 31, 2021 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 1, 2021	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(9,664,995)	$(3,286,713)

Net loss	-	-	-	-	-	(208,190)	(208,190)

Balance, May 31, 2021	1,000,000	1,000	90,883,013	90,883	6,286,399	(9,873,185)	(3,494,903)

Net loss	-	-	-	-	-	(116,791)	(116,791)
Balance, August 31, 2021	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(9,989,976)	$(3,611,694)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2021 AND 2020

(UNAUDITED)

	2021	2020

Cash Flows from Operating Activities
Net loss	$(324,981)	$(443,575)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, depreciation and accretion	32,404	83,895
Changes in operating assets and liabilities
Accounts receivable - oil and gas	(3,910)	18,429
Accounts payable and accrued expenses	(32,078)	22,483
Accounts payable and accrued expenses - related party	52,435	44,668
Net Cash used in Operating Activities	(276,130)	(274,100)

Cash Flows from Financing Activities
Collection of subscription receivable	-	7,200
Proceeds from related party loans	200,000	200,000

Net Cash provided by Financing Activities	200,000	207,200

Net Increase Decrease in Cash	(76,130)	(66,900)

Cash - beginning of period	160,631	158,081

Cash - end of period	$84,501	$91,181

Noncash Investing and Financing Activities
Change in estimate of asset retirement obligations	$9,311	$20,676

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization, Nature of Operations and Summary of Significant Accounting Policies

Norris Industries, Inc. (“NRIS” or the “Company”) was incorporated on February 19, 2014, as a Nevada corporation. The Company was formed to conduct operations in the oil and gas industry. The Company’s principal operating properties are in the Ellenberger formation in Coleman County, Jack County and Palo-Pinto County, Texas. The Company’s production operations are all located in the State of Texas.

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

The Company’s business and operations have been adversely affected by and are expected to continue to be adversely affected by the COVID-19 outbreak. As a result of the COVID-19 outbreak, including voluntary and mandatory quarantines, travel restrictions and other restrictions, the Company’s operations, and those of its subcontractors, customers and suppliers, have and are anticipated to continue to experience delays or disruptions and temporary suspensions of operations. In addition, the Company’s financial condition and results of operations have been and are likely to continue to be adversely affected by the COVID-19 outbreak. The timeline and potential magnitude of the COVID-19 outbreak is currently unknown. The continuation or amplification of this virus could continue to more broadly affect the United States and global economy, including our business and operations, and the demand, for oil and gas.

The Company has incurred continuing losses since 2016, including a loss of $1,109,792 for the fiscal year ended February 28, 2021, and $331,011 for the six months ended August 31, 2021. During the six months ended August 31, 2021, the Company received $200,000 in funding from its credit line and incurred cash losses of approximately $276,000 from its operating activities. The Company has availability of $800,000 on its $1,000,000 credit line entered into May 1, 2021. As of August 31, 2021, the Company had a cash balance of approximately $85,000 and negative working capital of approximately $3,700,000. The Company expects to renegotiate the terms of the related party debt, or to extend the maturity date of its line of credit on or before the due date of May 31, 2022.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to Norris Industries, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per common share since the inclusion of these shares would be anti-dilutive for the three and six months ended August 31, 2021 and 2020:

	2021	2020
Stock options	-	-
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	18,500,000	14,500,000
Total common shares to be issued	85,166,667	81,166,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At August 31, 2021, the Company had no uninsured cash balances. The Company has not experienced any losses on such accounts.

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

Note 2 – Revenue from Contracts with Customers

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and six months ended August 31, 2021, and 2020:

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020
Oil sales	$40,671	$76,503	$141,557	$104,274
Natural gas sales	30,526	15,162	56,281	18,337
Total	$71,197	$91,665	$197,838	$122,611

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of August 31, 2021 and February 28, 2021.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the six months ended August 31, 2021:

	February 28, 2021	Additions	Change in Estimates	August 31, 2021

Oil and gas properties, subject to depletion	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	58,919	-	(9,311)	49,608
Accumulated depletion	(2,768,306)	(35,118)	-	(2,803,424)
Total oil and gas assets	$220,850	$(35,118)	$(9,311)	$176,421

The depletion recorded for production on proved properties for the six months ended August 31, 2021, and 2020, amounted to $35,118 and $89,859, respectively. The depletion recorded for production on proved properties for the three months ended August 31, 2021, and 2020, amounted to $10,592 and $48,066, respectively. During the three and six months ended August 31, 2021, and 2020, there were no ceiling test write-downs of the Company’s oil and gas properties.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the six months ended August 31, 2021:

Asset retirement obligations as of February 28, 2021	$96,010
Additions	-
Current year revision of previous estimates	(9,311)
Accretion adjustment during the six months ended August 31, 2021	(2,714)
Asset retirement obligations as of August 31, 2021	$83,985

During the three and six months ended August 31, 2021, the Company recognized accretion expense of negative $2,316 and $2,714, respectively. During the three and six months ended August 31, 2020, the Company recognized accretion expense of $1,684 and $5,964, respectively.

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

On June 13, 2019, JBB lent the Company $250,000 under a secured promissory note. The funds were used to acquire the remaining working interest in the Marshell Walden oil and gas property from Odyssey Enterprises LLC. The loan has an interest rate of 5% per annum, a maturity date of June 30, 2022, and is secured by all assets of the Company. The loan is convertible into the Company’s common stock at a conversion rate of $0.20 per common share.

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

On December 22, 2020, the Company entered into an extension agreement with JBB to extend the maturity of all its outstanding indebtedness under credit line and Loan Note to May 31, 2022, while there can be no guarantees, the Company expects to renegotiate the terms or to extend the maturity date on or before the due date of May 31, 2022.

On May 1, 2021, the Company entered into a new funding agreement with a maturity date of May 31, 2022 and an interest rate of five percent annual percentage rate (5% APR) with JBB for a further $1 million drawable in $100,000 increments at the discretion of JBB to cover the Company’s current and projected working capital requirements in near-term. The loan is convertible into common stock of the Company at the rate of $0.08 per share, subject to adjustment for any reverse and forward stock splits. The Company has availability of $800,000 on its $1,000,000 credit line entered into May 1, 2021.

As of February 28, 2021, and February 29, 2020, the Company has borrowed $3,200,000 and $2,700,000, respectively, from JBB. During the six months ended August 31, 2021 and 2020, JBB advanced $200,000 to the Company. The Company recognized interest expense of $52,435 and $44,668 for the six months ended August 31, 2021 and 2020, respectively. The Company recognized interest expense of $26,764 and $22,975 for the three months ended August 31, 2021 and 2020, respectively.

Note 6 – Commitments and Contingencies

Office Lease

As of September 1, 2018, the Company moved to the offices of International Western Oil (“IWO”) in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the three and six months ended August 31, 2021, the Company incurred $2,850 and $5,700, respectively, of rent expense under this lease that is included in general and administrative expenses on the statement of operations.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the King County, Texas lease acreage, 640 acres expired in June 2021 and Company chose not to extend this lease.

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

Overview

The Company underwent a change of control in July 2017, when Patrick Norris, and his affiliate JBB Partners (“JBB”) acquired the majority of ownership of the Company and provided loans and equity funding for the oil/gas mineral rights purchases and covering the operational expenses of the Company.

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

The timeline and potential magnitude of the COVID-19 outbreak, and its consequences are currently unknown. The continuation or amplification of this virus could continue to more broadly affect the United States and global economy, including the demand for oil and gas.

The Company has experienced the effects of a negatively impacted domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted the price we receive for oil and natural gas, and has materially and adversely affected the demand for and marketability of our production. For the Company, this meant that our production was shut-in for some of our wells and as result Company experienced halting production and incurred costs restarting production which has come online, inconsistently. Our 2021 fiscal year end was negatively impacted by the pandemic response, and the negative impact of the pandemic is continuing to be experienced in the second quarter of the 2022 fiscal year. At this time, we expect that our financial results for the full fiscal year will be adversely impacted by the existence of and the government response to the COVID-19 pandemic.

Our Business Strategy

We are an Exploration and Production (“E&P”) oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. The Company is currently managed by business and oil and gas veterans who have experience in the oil and gas industries. The Company’s goal is to tap into the historically prolific production leases of the Central West Texas region of the United States, aiming to unlock its potential. The Company is also exploring oil and gas business acquisition opportunities in the State of Texas, and surrounding regions.

Management believes that focusing on the development of existing small producing fields and exploring business opportunities in potential oilfield support services could be one alternative strategy of growth to the Company. Oil and natural gas reserve development is a technologically oriented industry. Management believes that the use of current technology has greatly increased the success rate of finding commercial oil or natural gas deposits. In this context, success means the ability to make an oil/gas well that produces a commercialized quantity of hydrocarbons. For short-term cash flow enhancement, the Company plans to seek larger-reserve oil and gas properties with low production to acquire at the lowest cost possible and then implement effective Enhanced Oil Recovery (“EOR”) methods to improve its current revenues and assets. For long-term cash flow enhancement, the Company plans to identify ancillary business opportunities in the oilfield support services market while selecting capital and strategic operating partners to assist the Company via a strategic joint venture partnership.

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

Acquire Small Producing Companies with Compelling Underlying Values. We attempt to identify acquisition opportunities of exploration and production companies with underlying assets to unlock the development potential and accelerate production using new technologies and capital infusion from capital partners.

Our operational strategy is to identify “niche” hydrocarbon land leases in Texas, along with related oilfield service support businesses that have potential to increase our revenues. We also plan to position the Company by growing our management team with added petroleum experts in the United States to partner up with other oil and gas players once we have established our business to positive cash flow from our existing presence in the Texas oil field markets.

Management believes that the Company’s near prospects as a public company could become attractive, even if our current business is still small and at a risky stage of transition and development.

Our Competitive Strengths

Management believes that we have a number of competitive strengths that will allow us to successfully execute our business strategies:

Simple Capital Structure. We have a simple capital structure and ~~inventory~~ several production ~~of~~ locations with what we believe could have upside potential to take advantage of the current recovery of oil prices. Management believes there are opportunities for profits to be made now that oil prices appear to have stabilized and if they continue to gradually rise higher.

Moderate Risk Exploration Practice. Unlike many major oil companies that often drill very deep wells with a high degree of risk, we focus on shallow well exploration (sub 5,000 feet) that is less expensive and has lower risk factors. The basis for management’s belief that the wells that can be drilled in the prospective leases will have the capacity to produce a reasonable amount of hydrocarbon is due to our recent studies of the general areas where we are prospecting the projects. That is our most important exploration practice.

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

Sales Strategy

Our sales strategy in relation to spot pricing will be to produce less when the sales price is lower and produce more when the sales price is higher. To maintain the lowest production cost, we will aim to have our inventory be as low as possible. Our E&P core team has business relationships with BML, Transport Oil, and Lion Oil Trading & Transportation, for oil sales and WTG Jameson for gas sales. The Company entered into production agreements with BML, Lion Oil and WTG Jameson so that, as our tier 1 buyer, they can handle pick-up and sales of our crude oil stock to refineries and gas via local gas pipelines.

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

As result of COVID-19 the Company took a pause on any activity in the past year . Now that energy prices appear to have stabilized. The Company may review new acquisition opportunities, and when it does, will follow model which is based on a concept that has been proven in the past to be an effective and successful path of development for many other well- known E&P players:

a)	The financed acquisition of mature smaller oil fields that have potential for instituting EOR incremental production processes; and

b)	Develop strategic partnerships with existing operators to share production increases garnered through the implementation of this EOR plan.

The Company had curtailed its operating budget for each well to basic maintenance and still does not plan any new drill programs in the near future.

Results of Operations

Comparison of the Three Months Ended August 31, 2021, with the Three Months Ended August 31, 2020

Revenues

The Company generated revenues of $71,197 from oil and gas sales for the three months ended August 31, 2021, compared to $91,665 for the three months ended August 31, 2020. The decrease in the price was in part attributable to the changes in demand due to the economic reactions to the COVID-19 pandemic.

Operating Expenses

Operating expenses for the three months ended August 31, 2021, and 2020 were $151,030 and $223,410, respectively. Our lease operating expenses decreased and were $108,672 for the three-month period ended August 31, 2021, compared to $162,791 for the three-month period ended August 31, 2020, that was related to lower variable lease operating expenses as a result of the lower production during the current period. Our general and administrative expense decreased to $42,358 for the three-month period ended August 31, 2021, compared to $60,619 for the three-month period ended August 31, 2020, primarily because of implemented cost cutting measures.

Depletion and Accretion Expenses

For the three months ended August 31, 2021 and 2020, the Company recorded depletion and accretion expense of $10,194 and $49,750, respectively, related to depletion of oil and gas properties and revision of asset retirement obligations estimate.

Other Expense

For the three months ended August 31, 2021 and 2020, the Company recorded interest expense of $26,764 and $22,975, respectively, related to outstanding debts.

Net Loss

We had a net loss in the amount of $116,791 for the three months ended August 31, 2021, compared to a net loss of $204,470 for the three months ended August 31, 2020. The decrease in losses was primarily related to lower operating expenses incurred from the Company’s oil and gas properties as a result of reduction in lease operating expenses in response to curtailing of production due to low energy prices and general cost cutting measures during the current period.

Comparison of the Six Months Ended August 31, 2021 with the Six Months Ended August 31, 2020

Revenues

The Company generated revenues of $197,838 from oil and gas sales for the six months ended August 31, 2021, compared to $122,611 for the six months ended August 31, 2020. The increase in oil prices was in part attributable to the changes in energy demand due to the economic recovery from the COVID-19 pandemic.

Operating Expenses

Operating expenses for the six months ended August 31, 2021, and 2020 were $437,980 and $437,623, respectively. Our lease operating expenses increased and were $287,645 for the six-month period ended August 31, 2021, compared to $284,390 for the six-month period ended August 31, 2020, that was primarily related to slightly higher variable lease operating expenses as a result of our restart of production efforts during the current period. Our general and administrative expense decreased slightly to $150,335 for the six-month period ended August 31, 2021, compared to $153,233 for the six-month period ended August 31, 2020, primarily because of implemented cost cutting measures.

Depletion and Accretion Expenses

For the six months ended August 31, 2021, and 2020, the Company recorded depletion and accretion expense of $32,404 and $83,895, respectively, related to depletion of oil and gas properties and revision of asset retirement obligations estimate.

Other Expense

For the six months ended August 31, 2021, and 2020, the Company recorded interest expense of $52,435 and $44,668, respectively, related to outstanding debts.

Net Loss

We had a net loss in the amount of $324,981 for the six months ended August 31, 2021, compared to a net loss of $443,575 for the six months ended August 31, 2020. The decrease in losses was primarily related to higher revenues and lower operating expenses incurred from the Company’s oil and gas properties as a result of reduction in depletion and depreciation expenses as result of asset write downs taken plus general cost cutting measures during the current period.

Liquidity and Capital Resources

As of August 31, 2021, the Company had cash on-hand of $84,501.

Net cash used by operating activities during the six months ended August 31, 2021, was $276,130, compared to cash used in operating activities of $274,100 for the same period in 2020. There was non-material change from prior period costs.

Net cash provided by financing activities for six months ended August 31, 2021, was $200,000, related to proceeds of $200,000 from the Company’s line of credit with JBB, compared to cash provided by financing activities of $207,200 for the same period in 2020, mainly related to proceeds from the Company’s line of credit with JBB.

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

On May 1, 2021, the Company entered into a new funding agreement with a maturity date of May 31, 2022 and an interest rate of five percent annual percentage rate (5% APR) with JBB for a further $1 million drawable in $100,000 increments at the discretion of JBB to cover the Company’s current and projected working capital requirements in near-term. The loan is convertible into common stock of the Company at the rate of $0.08 per share, subject to adjustment for any reverse and forward stock splits. The Company has availability of $800,000 on its new $1,000,000 credit line entered into May 1, 2021.

Off-Balance Sheet Arrangements

As of August 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2021 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2021 annual report on Form 10-K in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended August 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 1, 2021 (the “2021 10-K”), together with all of the other information included in this report, before investing in our common stock. Those risks and uncertainties encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described. Risks that we do not know about could occur and issues we now view as minor could become more important. If any of these risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Norris Industries, Inc.

Date: October 20, 2021	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer)

Date: October 20, 2021	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
President of the Oil and Gas Division and Director

