Form 10-Q
period 2021-11-30
Norris Industries, Inc.
filed 2022-01-14
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (do not check if smaller reporting company)	Smaller reporting company ☒

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

As of January 14, 2022, the registrant had 90,883,013 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

November 30, 2021

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF NOVEMBER 30, 2021 AND FEBRUARY 28, 2021

(UNAUDITED)

	November 30, 2021	February 28, 2021
ASSETS
Current Assets
Cash	$96,878	$160,631
Accounts receivable - oil & gas	52,239	32,890
Total Current Assets	149,117	193,521

Oil and Gas Property - Full Cost Method
Properties subject to depletion	2,979,081	2,989,156
Less: accumulated depletion	(2,816,258)	(2,768,306)
Total Oil and Gas Property, net	162,823	220,850
Total Assets	$311,940	$414,371

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Convertible note payable – related party	$3,500,000	$-
Accounts payable and accrued expenses	181,589	171,564
Accounts payable and accrued expenses - related party	313,345	233,510
Total Current Liabilities	3,994,934	405,074

Convertible note payable - related party	-	3,200,000
Asset retirement obligations	85,041	96,010
Total Liabilities	4,079,975	3,701,084

Stockholders’ Deficit
Preferred stock, $0.001 par value per share, 20,000,000 shares authorized:	-	-
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized, 90,883,013 shares issued and outstanding	90,883	90,883
Additional paid-in capital	6,286,399	6,286,399
Accumulated deficit	(10,146,317)	(9,664,995)
Total Stockholders’ Equity (Deficit)	(3,768,035)	(3,286,713)
Total Liabilities and Stockholders’ Equity (Deficit)	$311,940	$414,371

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2021 AND 2020

(UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020

Revenues
Oil and gas sales	$105,030	$59,978	$302,868	$182,589

Total Revenues	105,030	59,978	302,868	182,589

Operating Expenses
Lease operating expenses	160,498	215,691	448,143	500,081
General and administrative expenses	58,816	14,434	209,151	167,667
Depletion, depreciation and accretion	14,654	38,315	47,058	122,210

Total Operating Expenses	233,968	268,440	704,352	798,958

Loss from Operations	(128,938)	(208,462)	(401,484)	(607,369)

Interest Expense	(27,403)	(23,677)	(79,838)	(68,345)

Total Other Expense	(27,403)	(23,677)	(79,838)	(68,345)

Net Loss	$(156,341)	$(232,139)	$(481,322)	$(675,714)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	90,883,013	90,883,013	90,883,013	90,883,013

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2021 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance, March 1, 2021	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	-	$(9,664,995)	$(3,286,713)

Net loss	-	-	-	-	-	-	(208,190)	(208,190)

Balance, May 31, 2021	1,000,000	1,000	90,883,013	90,883	6,286,399	-	(9,873,185)	(3,494,903)

Net loss	-	-	-	-	-	-	(116,791)	(116,791)

Balance, August 31, 2021	1,000,000	1,000	90,883,013	90,883	6,286,399	-	(9,989,976)	(3,611,694)

Net loss	-	-	-	-	-	-	(156,341)	(156,341)

Balance, November 30, 2021	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	-	$(10,146,317)	$(3,768,035)

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2020 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance, March 1, 2020	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	(7,200)	$(8,555,203)	$(2,184,121)

Collection of subscription receivable	-	-	-	-	-	7,200	-	7,200

Net loss	-	-	-	-	-	-	(239,105)	(239,105)

Balance, May 31, 2020	1,000,000	1,000	90,883,013	90,883	6,286,399	-	(8,794,308)	(2,416,026)

Net loss	-	-	-	-	-	-	(204,470)	(204,470)

Balance, August 31, 2020	1,000,000	1,000	90,883,013	90,883	6,286,399	-	(8,998,778)	(2,620,496)

Net loss	-	-	-	-	-	-	(232,139)	(232,139)

Balance, November 30, 2020	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	-	$(9,230,917)	$(2,852,635)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2021 AND 2020

(UNAUDITED)

	2021	2020

Cash Flows from Operating Activities
Net loss	$(481,322)	$(675,714)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, depreciation and accretion	47,058	122,210
Changes in operating assets and liabilities
Accounts receivable - oil and gas	(19,349)	15,040
Accounts payable and accrued expenses	10,025	14,610
Accounts payable and accrued expenses - related party	79,835	66,845
Net Cash used in Operating Activities	(363,753)	(457,009)

Cash Flows from Financing Activities
Proceeds from stock issuance	-	7,200
Proceeds from related party loans	300,000	400,000
Net Cash provided by Financing Activities	300,000	407,200

Net Decrease in Cash	(63,753)	(49,809)
Cash - beginning of period	160,631	158,081

Cash - end of period	$96,878	$108,272

Noncash Investing and Financing Activities
Change in estimate of asset retirement obligations	$10,075	$16,200

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

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

The Company’s business and operations have been adversely affected by and are expected to continue to be adversely affected by the COVID-19 outbreak and may be adversely affected in the future by other similar outbreaks.

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

The Company has incurred continuing losses since 2016, including a loss of $1,109,792 for the fiscal year ended February 28, 2021. During the nine months ended November 30, 2021, the Company received $300,000 in funding from its credit line and incurred cash losses of $363,753 from its operating activities. As of November 30, 2021, the Company had $700,000 available to borrow under its existing credit line with JBB Partners, Inc. (“JBB”), an affiliate of the Company’s Chief Executive Officer. As of November 30, 2021, the Company had a cash balance of $96,878 and negative working capital of $3,845,817. The Company expects to renegotiate the terms of the related party debt, or to extend the maturity date of its line of credit on or before the due date of May 31, 2022.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to the Company’s shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per common share since the inclusion of these shares would be anti-dilutive for the nine months ended November 30, 2021 and 2020:

	2021	2020
Stock options	-	-
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	19,750,000	15,500,000
Total common shares to be issued	86,416,667	82,166,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At November 30, 2021, none of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

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

Note 2 – Revenue from Contracts with Customers

Exploration and Production

There were no significant changes to the timing or valuation of revenue recognized for sales of production from exploration and production activities.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and nine months ended November 30, 2021 and 2020:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020
Oil sales	$59,553	$39,749	$201,110	$144,023
Natural gas sales	45,477	20,229	101,758	38,566
Total	$105,030	$59,978	$302,868	$182,589

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of November 30, 2021 and February 28, 2021.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended November 30, 2021:

	February 28, 2021	Additions	Change in Estimates	November 30, 2021

Oil and gas properties, subject to depletion	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	58,919	-	(10,075)	48,844
Accumulated depletion	(2,768,306)	(47,952)	-	(2,816,258)
Total oil and gas assets	$220,850	$(47,952)	$(10,075)	$162,823

The depletion recorded for production on proved properties for the nine months ended November 30, 2021 and 2020, amounted to $47,952 and $123,225, respectively. The depletion recorded for production on proved properties for the three months ended November 30, 2021 and 2020, amounted to $12,834 and $33,366, respectively. During the three and nine months ended November 30, 2021 and 2020, there were no ceiling test write-downs of the Company’s oil and gas properties.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the nine months ended November 30, 2021:

Asset retirement obligations as of February 28, 2021	$96,010
Additions	-
Current year revision of previous estimates	(10,075)
Accretion adjustment during the nine months ended November 30, 2021	(894)
Asset retirement obligations as of November 30, 2021	$85,041

During the three and nine months ended November 30, 2021, the Company recognized accretion expense adjustments of $1,820 and ($894), respectively. During the three and nine months ended November 30, 2020, the Company recognized accretion expense adjustment of $4,949 and $1,015, respectively.

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

On May 1, 2021, the Company entered into a new funding agreement with a maturity date of May 31, 2022 and an interest rate of five percent annual percentage rate (5% APR) with JBB for a further $1 million drawable in $100,000 increments at the discretion of JBB to cover the Company’s current and projected working capital requirements in near-term. The loan is convertible into common stock of the Company at the rate of $0.08 per share, subject to adjustment for any reverse and forward stock splits. The Company has availability of $700,000 on its $1,000,000 credit line entered into May 1, 2021.

During the nine months ended November 30, 2021, JBB advanced $300,000 to the Company. The Company recognized interest expense of $27,403 and $23,677 for the three months ended November 30, 2021 and 2020, respectively, and $79,838 and $68,345 for the nine months ended November 30, 2021 and 2020, respectively. As of November 30, 2021, and February 28, 2021, there was $3,500,000 and $3,200,000, respectively, outstanding under the Company’s outstanding notes.

Note 6 – Commitments and Contingencies

Office Lease

As of September 1, 2018, the Company moved to the offices of IWO in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the three and nine months ended November 30, 2021, the Company incurred $2,850 and $8,550, respectively, of rent expense under this lease that is included in general and administrative expenses on the statement of operations.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the King County, Texas lease acreage, 640 acres expired in June 2021; and the Company chose not to extend this lease.

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

The Company has experienced the effects of a negatively impacted domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted the price we receive for oil and natural gas, and has materially and adversely affected the demand for and marketability of our production. For the Company, this means that our production may have to be shut-in for some of our wells at any point in time and we may hold, or continue to store some, or all of our oil production as inventory to be sold at a later date because to date we have refused to accept a loss price for our production. Our 2020 fiscal year end was negatively impacted by the pandemic response, and the negative impact of the pandemic was continued to be experienced in the first quarter of the 2021 fiscal year. In the second and third quarter of the 2021 fiscal year, there was some recovery in oil prices and production from the previous quarter. Nevertheless, at this time, we continue to expect that our financial results for the full fiscal year to be adversely impacted by the existence of and the government response to the COVID-19 pandemic.

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

Management believes that focusing on the development of existing small producing fields is one of the key differentiators of the Company. Oil and natural gas reserve development is a technologically oriented industry. Management believes that the use of current technology has greatly increased the success rate of finding commercial oil or natural gas deposits. In this context, success means the ability to make an oil/gas well that produces a commercialized quantity of hydrocarbons. In general, the Company expects to conduct 3D Seismic surveys to determine more accurate drilling locations and drilling depths beside its initial georadiometry technology application via its last 10 drilling projects. For short-term cash flow enhancement, the Company plans to seek large-reserve oil and gas properties with low production to acquire at the lowest cost possible and then implement effective Enhanced Oil Recovery (“EOR”) methods to improve its current revenues and assets. For long-term cash flow enhancement, the Company plans to identify other potential business opportunities for selected acquisition that may or may not be directly oilfield related businesses to diversify its income stream while selecting capital and strategic operating partners to assist in completion of any potential buyout via the Company’s strategic joint venture partnerships, in order to increase revenues for the Company via acquisition

We plan to execute the following business strategies:

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

We may also identify acquisition opportunities of oilfield services companies and other non-oilfield companies that align with our operation strategy.

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

Operational Plans

Overall, we seek to acquire on a selective basis, oil and gas reserve concessions with existing production, as well as consider selected acquisitions of oilfield service businesses. To maintain our operations and complete any acquisitions we intend to raise capital via equity or debt, be this from our control owner, or other third-party financing sources, including the capital markets. The Company is still in the process of assessing the wells it holds, or recently acquired and is reviewing its options to make improvements in the future to address underperformance.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2021, with the Three Months Ended November 30, 2020

Revenues

The Company generated revenues of $105,030 from oil and gas sales for the three months ended November 30, 2021, compared to $59,978 for the three months ended November 30, 2020. The increase in revenues was from a higher prices for oil and gas price as the price increase was in part attributable to the changes in demand pick up due to the economic recovery from some of the effects of opening up of parts of the economy after initial shutdowns during the COVID-19 pandemic.

Operating Expenses

Total operating expenses for the three months ended November 30, 2021, and 2020 were $233,968 and $268,440, respectively. Our lease operating expenses decreased and were $160,498 for the three-month ended November 30, 2021, compared to $215,691 for the three-month ended November 30, 2020, that was primarily related to lower variable lease operating expenses because of the lower well workover expenses incurred during the current period that the extra expense incurred for well shutdowns during prior year period. However, our general and administrative expense increased to $58,816 for the three-month period ended November 30, 2021, compared to $14,434 for the three-month period ended November 30, 2020, primarily because of added personnel time, and outside services incurred.

Depletion and Accretion Expenses

For the three months ended November 30, 2021, and 2020, the Company recorded depletion and accretion expense of $14,654 and $38,315, respectively, related to depletion of oil and gas properties and revision of asset retirement obligations estimate.

Other Income (Expense)

For the three months ended November 30, 2021, and 2020, the Company recorded interest expense of $27,403 and $23,677, respectively, related to outstanding related party debts.

Net Loss

We had a net loss in the amount of $156,341 for the three months ended November 30, 2021, compared to a net loss of $232,139 for the three months ended November 30, 2020. The decreased in losses was primarily related to lower operating expenses incurred from the Company’s oil and gas properties because of reduction in lease operating expenses in response to curtailing of production due to low energy prices and general cost cutting measures during the current period.

Comparison of the Nine Months Ended November 30, 2021 with the Nine Months Ended November 30, 2020

Revenues

The Company generated revenues of $302,868 from oil and gas sales for the nine months ended November 30, 2021, compared to $182,589 for the nine months ended November 30, 2020. The increase in revenues mainly came from a increase in the market price of the Company’s oil and gas, and higher production from our oil and gas properties.

Operating Expenses

Operating expenses for the nine months ended November 30, 2021, and 2020 were $704,352 and $798,958, respectively. Our lease operating expenses decreased and were $448,143 for the nine-month period ended November 30, 2021, compared to $500,081 for the nine-month period ended November 30, 2020, that was primarily related to lower variable lease operating expenses as a result of the lower production expenses during the current period. Our general and administrative expense increased to $209,151 for the nine-month period ended November 30, 2021, compared to $167,667 for the nine-month period ended November 30, 2020, primarily because of implemented cost cutting measures.

Depletion and Accretion Expenses

For the nine months ended November 30, 2021, and 2020, the Company recorded depletion and accretion expense of $47,058 and $122,210, respectively, related to depletion of oil and gas properties and revision of asset retirement obligations estimate.

Other Income (Expense)

For the nine months ended November 30, 2021 and 2020, the Company recorded interest expense of $79,838 and $68,345, respectively, related to outstanding related party debts.

Net Loss

We had a net loss in the amount of $481,322 for the nine months ended November 30, 2021, compared to a net loss of $675,714 for the nine months ended November 30, 2020. The decrease in losses was primarily related to lower operating expenses incurred from the Company’s oil and gas properties as a result of reduction in lease operating expenses combined with higher production levels and higher prices received for our products during the current period.

Liquidity and Capital Resources

As of November 30, 2021, the Company had cash on-hand of $96,878.

Net cash used by operating activities during the nine months ended November 30, 2021, was $363,753, compared to cash used in operating activities of $457,009 for the same period in 2020. The decrease was mainly related to us being able to increase production while having decreased lease operating expenses and other costs in the current period.

Net cash provided by financing activities for nine months ended November 30, 2021 was $300,000, related to proceeds of $300,000 from the Company’s line of credit with JBB, compared to cash provided by financing activities of $407,200 for the same period in 2020, primarily related to proceeds of $400,000 from the Company’s line of credit with JBB.

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

The Company currently has a secured, convertible note entered into effective December 28, 2017, which is secured by all the assets of the Company. The note is issued to an affiliate of the Chief Executive Officer of the Company, and the holder of the note is a controlling majority shareholder of the Company. The existence of the notes, as well as the security interest, may limit the opportunity to raise financing that requires a security interest or would suffer dilution because of the convertibility of the notes. Additionally, the note is convertible into shares of common stock of the Company, which if converted will cause a substantial dilution to the equity of the outstanding Common Stock. On February 26, 2018, the note holder converted its prior note for $750,000, that was due July 28, 2018, into 1,000,000 Series A Preferred Stock. The note for $1,550,000 was extended to September 30, 2020, from the original due date of December 28, 2018.

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

On May 1, 2021, the Company entered into a new funding agreement with a maturity date of May 31, 2022 and an interest rate of five percent annual percentage rate (5% APR) with JBB for a further $1 million drawable in $100,000 increments at the discretion of JBB to cover the Company’s current and projected working capital requirements in near-term. The loan is convertible into common stock of the Company at the rate of $0.08 per share, subject to adjustment for any reverse and forward stock splits. The Company has availability of $700,000 on its new $1,000,000 credit line entered into May 1, 2021.

Off-Balance Sheet Arrangements

As of November 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized, and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2019 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2019 Annual Report on Form 10-K.

There were no changes in our internal control over financial reporting during the nine months ended November 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Norris Industries, Inc.

Date: January 14, 2022	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer)

Date: January 14, 2022	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
President of the Oil and Gas Division and Director

