Form 10-K
period 2022-02-28
Norris Industries, Inc.
filed 2022-06-15
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A

Number of the issuer’s common stock outstanding as of June 15, 2022: 90,883,013

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

ii

PART I

Item 1. Business.

Our Company

Norris Industries, Inc. (“NRIS” or the “Company”) was incorporated on February 19, 2014, as a Nevada corporation and is headquartered in Weatherford, Texas. The Company was formed to conduct operations in the oil and gas industry, and currently focuses on the development, production and maintenance of its existing crude oil and natural gas properties in Texas. On May 4, 2015, the Company initially acquired working interests from the Bend Arch Lion 1A and the Bend Arch Lion 1B Joint Ventures in Coleman County of Texas, encompassing a total production of 7 producing oil and gas wells on a total of 380 acres out of a total of 777-acre leaseholds indicating proven recoverable reserves. We believed that the Bend Arch Lion 1A and 1B Joint Ventures as parts of the total 777-acre leasehold have not been fully explored. The Company has managed the 45-acre Marshall Walden joint venture with 8 Woodbine Sand oil wells in Kilgore City, Texas. Additionally, the Company had a 640-acre lease in King County that expired in 2022. The Company chose not to renew the lease. The Company, in fiscal year 2018, also purchased producing oil and gas mineral leases on December 28, 2017, in the Texas counties of Jack County and Palo-Pinto County in North Central Western part of Texas. The leases were for 20 gross oil and gas wells on 2,790 gross acres with majority working and operating interests with daily production of 50 barrels of oil equivalent (“BOE”). During fiscal year 2020, the Company completed a purchase of the remaining 90% working interest ownership (“WI”) of the Marshall-Walden property that it did not own previously, and now owns 100% of the WI, with a 75% net revenue interest (“NRI”). Currently, NRIS holds approximately 4,200 total gross acres in leaseholds in various areas of the North Central, and in North East Texas regions. The Company plans to focus its limited resources on its existing leaseholds in the future.

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

Our Business Strategy

We are a small exploration & production (“E&P”) oil and natural gas company that focuses on the, development, production, and maintenance of its existing of crude oil and natural gas properties in Texas. The Company’s goal is to tap into the high potential leases of the Central West Texas region of the United States, aiming to unlock the potential in the prolific Bend Arch-Fort Worth region. This area is approximately 120 miles long and 40 miles wide, running from Archer County, Texas in the north to Brown County, Texas in the south. The Company also will look at other acquisition opportunities in the Permian Basin, West Texas, East Texas and South Texas regions.

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

For near- to medium-term cash flow enhancement, the Company will plan to focus on existing fields and to selectively consider larger-reserve oil and gas properties with low production to acquire at reasonable cost and then implement effective Enhanced Oil Recovery (“EOR”) methods to improve its current revenues and assets. For long-term cash flow enhancement, the Company plans to identify other oil-field related, and niche enterprises to consider for bolt on, or diversified acquisition targets to grow Company revenues. This may be with use of capital partners to buyout via the Company’s strategic joint venture partnerships, and to raise outside capital to fund any potential future acquisition.

The Company’s long-term objective is to increase shareholder value by growing reserves, production and cash flow. As result we may seek to identify and consider acquisition opportunities of oilfield services companies and other non-oilfield companies that align with our operational plan to implement a diversified growth strategy

Notwithstanding the above stated objectives, the ramifications of the pandemic containment measures and consequent disruptions to the United States and world economies due to the COVID – 19 viral outbreaks had an adverse impact on the overall business of the Company and the industry in which it operates. The demand for oil and gas has impacted all producers as commodity prices of oil and gas has increased substantially, but so has inflation resulting in higher costs for materials, equipment, personnel and service providers. In addition, in early 2022 the industry faced added complications as result of the Russian Federation invasion of Ukraine. As result energy prices have risen however, we are unable to predict exact supply and demand balances that will cause energy prices to be highly volatile and thus affect our revenues into the near future. Therefore, we anticipate that we may not be able to cover operating costs and will have to take cost cutting measures and seek continued operational financing.

As a result of the COVID-19 pandemic and war in Ukraine and the various governmental and political responses and those of our subcontractors, customers and suppliers, we expect continued delays or disruptions and temporary suspensions of operations due to shortages of labor and increased cost from suppliers. In addition, our financial condition and results of operations have been and are likely to continue to be adversely affected by the COVID-19 public health developments. Thus, subject to adjustments due to the COVID – 19 pandemic and the general economic consequences and the more specific impact on the oil and gas industry, the current general strategic objectives of the Company are set forth below.

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

Reservoir Estimate

As of March 1, 2022, our estimated gross proved oil and natural gas reserves, as prepared by our independent reserve engineering firm, Kurt Mire, PE, using SEC prices used throughout this report for crude oil, condensate, and natural gas were $71.67 per barrel of oil and $3.95 per MMBTU for Henry Hub gas. As result of lease purchases from funding made available from our majority owner, we include 100% of our net oil reserves and 100% of our net natural gas reserves that were classified as proved producing that include values from the proved developed producing, proved behind pipe, and proved non-producing reserves categories as of March 1, 2022.

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

As mentioned before the effect of the government responses to COVID-19 as well as the war in Ukraine has impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted dramatically the price we receive for oil and natural gas and has materially and adversely affected the demand for, and costs incurred on our production, which means that our production may have to be shut-in, or costs will increase on some of our wells at any point in time..

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

As of February 28, 2022, the 1A Venture property had four (4) gross oil and gas wells (1.58 net wells). The initial production of this property started in April 2014.

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

As of February 28, 2022, the 1B Venture property had six (6) gross oil and gas wells (3 net wells). The initial production of this property started in March 2015.

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

The Marshall Walden JV, Kilgore City, TX:

As of July 29, 2016, the Company served as the managing venturer in a 45-acre joint venture with Odyssey Enterprises LLC which has financed the Marshall Walden joint venture for the lease purchase and optimization of wells located in Kilgore, Texas, in the heart of the Woodbine formation. There are 8 wellbores in the acquisition, with 4 currently in production and 4 inactive. During the year ended February 28, 2021, the Company completed a purchase of the 90% WI that it did not own previously, and now owns 100% WI, with a 75% NRI. Management believed that the Marshall Walden acquisition had value at the time of purchase in mid-2019.

As of February 28, 2022, the Marshall Walden property had six (6) gross oil and gas wells (0.6 net wells) which are intermittently active, plus two (2) injection wells. There are no definitive plans currently; the Company expects to determine such in the next fiscal year. The initial production of this property started in September 2016.

As of February 28, 2022, the Ratliff property had minimal production but had value in several proved developed not producing (“PDNP”) wells based on the Company’s year-end reserve analysis. As result Management believes that this acquisition should be written off at this time and has taken a non-cash charge against full value on this to zero.

The Stuart Leases of Jack County and Palo-Pinto County

The Jack County and Palo-Pinto County Stuart oil leases were purchased on December 28, 2017 and have twenty (20) gross oil and gas wells (15 net wells), which the management is operating production on its properties.

Reserve Information

The data below is based on the SEC Non-Escalated Analysis of Estimated Proved Reserve of the Jack County and Palo Pinto County associated leases as well as the Bend Arch Lion 1A and Bend Arch Lion 1B, and Marshall-Walden leaseholds in which the Company has certain minority interests. As of March 1, 2022, this evaluation report was prepared by an independent third-party Kurt Mire, a PE reservoir engineer based in Houston, Texas. To the extent able, the Company will concentrate on those wells in which the Company either owns a majority, or 100% of the working interest in such oil and gas property lease.

Estimated Proved Reserves

Net to Norris Industries, Inc.

SEC Non-Escalated Analysis

As of March 1, 2022

	Proved
	Developed	Proved	Proved Non-	Proved	Total BOE
	Producing	Behind Pipe	producing	Shut-in	& Value
Net Reserve
Oil - Bbl.	18,160	6,700	1,400	-	26,260
Gas - Mcf	65,100	46,400	4,400	-	115,900

Income Data
Future gross revenue	$1,643,500	$634,100	$103,500	$-	$2,381,100
Expenses & Taxes	$1,150,200	$232,200	$43,500	$-	$1,425,900

Investments costs	$73,700	$36,900	$22,400	$56,300	$189,300
Undiscounted cash flows	$419,600	$365,000	$37,400	$(56,300)	$765,900
Discounted cash flows at 10%	$313,200	$299,400	$31,700	$(42,900)	$601,400

The unit prices used throughout this report for crude oil, condensate, and natural gas were $71.67 per barrel of oil and $3.95 per MCF for Henry Hub gas which are above current market prices. The reserve report unit prices are based upon the appropriate prices in effect the first trading day of each month from March 2021 through February 2022 and averaged for the year which ranged from low of $57.76 for to a high of $95.72 per barrel of oil for WTI crude.

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

THE OIL AND GAS INDUSTRY IS NO LONGER IN A SUBSTANTIAL DOWNTURN DUE TO RECOVERY FROM COVID-19 PANDEMIC.

During the 2022 fiscal year, we performed an analysis of our oil and gas properties in light of recovery from the COVID-19 pandemic, and the increase in oil and gas prices and anticipated economic conditions in our industry. As a result, we don’t believe there to be any further impairment expenses required due to prior reduction in carrying value of our oil and gas properties in the March 1, 2022, Reserve Report.

Our business and operations were adversely affected by and are expected to continue to be adversely affected by the recent COVID-19 pandemic and the public health response and may be adversely affected in the future by other similar outbreaks. Our operations, and those of our subcontractors, customers and suppliers, have experienced and are anticipated to continue to experience delays or disruptions and temporary suspensions of operations. In addition, our financial condition and results of operations have been and are likely to continue to be adversely affected by the coronavirus outbreak and has somewhat recovered due to significant recovery of oil and gas prices.

The future potential magnitude of the COVID-19 outbreak is currently still unknown. The continuation or amplification of this virus could continue to affect the United States and global economy, (due to recent resurgent outbreaks in China) that might affect prices and our business and operations, and the demand more broadly for oil and gas or could be further disruptions due to invasion Ukraine by Russian forces in February and March of 2022.

The coronavirus pandemic has resulted in a widespread health crisis that may adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect our operating results. Other contagious diseases in the human population could have similar adverse effects. In addition, it has negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted the price we receive for oil and natural gas, and has materially and adversely affected the demand for and marketability of our production; to us this means that our production may have to be shut-in for some of our wells at any point in time and may hold, or continue to store some, or all of our oil as inventory to be sold at a later date as we have refused to accept zero price for our production.

These unprecedented situations are anticipated to continue to affect the same for the foreseeable future. As the impact from COVID-19, and Ukraine invasion are difficult to predict, the extent to which it will negatively or positively affect our operating results, or the duration of any potential business disruption is uncertain. The magnitude and duration of any impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 or war and the actions taken by various governmental authorities to contain war or treat pandemic and related impacts, all of which are beyond our control.

These potential impacts, while uncertain, have already impacted our 2023 fiscal year first quarter results of operations, and anticipated to have an unknown impact on multiple future quarters’ results as well.

OUR FINANCIAL STATEMENTS HAVE BEEN PREPARED ON A GOING CONCERN BASIS.

The Company has incurred continuing losses since 2016, including a loss of approximately $500,000 for the fiscal year ended February 28, 2022. During the fiscal year ended February 28, 2022, the Company accessed $400,000 in funding, and reduced its general and administrative costs, increased revenues, and incurred cash losses of approximately $421,000 from its operating activities. If we do not increase our income so as to be able to cover our operating expenses, we will need to obtain financing during the fiscal year to fund our operations. We do not have any specific sources of capital to be able to raise additional working capital. Our principal shareholder, who is not legally obligated to fund our operations, may provide funding, but there is no assurance that the shareholder will make a further capital investment or lend us operating funds. As of February 28, 2022, the Company had availability of $600,000 on its existing credit line with JBB Partners, Inc. (“JBB”), an entity that is owned and controlled by Mr. Patrick Norris, the Company’s Chief Executive Officer, and principal shareholder. If we are not able to obtain working capital funding, we will have to curtail our operations or cease operations. If either event occurs, investors will suffer a diminution in the value of their investment.

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

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect these costs to be at least $75,000 per year. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive, and nearly impossible for us to obtain director and officer liability insurance and if able to obtain coverages in the future, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

WHILE NOT APPLICABLE TO COMPANY CURRENTLY BECAUSE WE DO NOT MEET ANY OF THE ACCELERATED FILER REQUIREMENTS. IN THE FUTURE, THE PRICE OF OUR SHARES OF COMMON STOCK MAY DECLINE AND AN INABILITY TO OBTAIN FUTURE FINANCING IF THE COMPANY IS NOT ABLE TO COMPLY WITH THE ACCELERATED FILING AND INTERNAL CONTROL REPORTING REQUIREMENTS IMPOSED BY THE SEC.

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

Risks Related To The Exploration Business

IMPACT OF COVID-19 AND RUSSIAN INVASION OF UKRAINE ON OUR BUSINESS.

Our business and operations have been adversely affected by the pandemic in 2020. In 2021, as result of initial reopening of business activities in recovery from COVID-19, and the invasion of Ukraine by the Russian Federation in March 2022, there has been a substantial increase in oil and gas prices from higher demand on energy. However, we cannot predict the future and the exact impact it will have on energy services and commodity prices due to other similar outbreaks or a peaceful resolution to the war that could cause a rapid decline in overall energy prices. Our financial condition and results of operations have been and are likely to continue to be affected by COVID-19 outbreak in other countries as well as the invasion of Ukraine by Russian forces in 2022.

The timeline and potential magnitude of COVID-19 or outcome to the war is currently unknown. The continuation or amplification of this virus, or war could continue to affect the US or the global economy, including our business and operations, and the supply and demand, more broadly for oil and gas prices and the industry.

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

DISRUPTION OF OUR PROPOSED SUPPLY CHAIN COULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our ability and the ability of our suppliers, business partners, including drillers, operators, and independent buyers, to make, move and sell our products is critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to adverse weather conditions, natural disaster, fire, terrorism, the outbreak or escalation of armed hostilities, pandemics, strikes and other labor disputes or other reasons beyond our or their control, could impair our ability to produce oil. So far in fiscal year 2022, as a result of the COVID-19 pandemic and official reaction to the pandemic, as well as war in Ukraine there has been severe, far-reaching disruptions to the oil and gas industry, generally, which also is affecting the Company. We expect to experience additional losses and we may have to change production. We recognize that a failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

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

TERRORIST ATTACKS OR CYBER-INCIDENTS COULD RESULT IN INFORMATION THEFT, DATA CORRUPTION, OPERATIONAL DISRUPUTON AND/OR FINANCIAL LOSS.

Like most companies, we have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, to process and record financial and operating data, communicate with our business partners, analyze mine and mining information, estimate quantities of coal reserves, as well as other activities related to our businesses. Strategic targets, such as energy-related assets, may be at greater risk of future terrorist or cyber-attacks than other targets in the United States. Deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties, or cloud-based applications could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions and third-party liability. Our limited amount of insurance may not protect us against many types of such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

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

The common stock only trades occasionally, in low volume amounts. A recent trade was on May 10, 2022, for which day the closing price was approximately $0.11.

Holders of Common Stock

As of May 12, 2022, we had 118 shareholders of record of our common stock. We believe we have at least an additional 100 shareholders, who hold their shares of common stock under “street name.”

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Norris Industries, Inc. (the “Company”, “we”, or “us”) is an oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. As of March 1, 2022 the SEC Non-Escalated Analysis of Estimated Proved Reserve of our various leases in Jack County and Palo-Pinto County, the Ratliff leases, the Marshall-Walden, and the Bend Arch Lion 1A and Bend Arch Lion 1B leaseholds, is a total of 29 Mbbl in oil net reserves, plus 150 MMcf in natural gas net reserves being out of total of BOE equivalent of 54 Mbbl in gross reserves, which is down from prior year by 322 Mbbl due to reduction of expected production as result of well workover issues.

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

The Company’s longer term main objective is to actively focus on improving its existing fields and to look for additional reserve oil and gas concessions and production opportunities, aiming to participate with capital partners for a transaction related to buyouts and joint ventures. The Company will continue to conserve capital to be able to focus on smaller oil and natural gas properties in West, Central West, East and South Texas, aiming to increase its revenues via an acquisition. It also will try to improve the existing production revenues of the Bend Arch Lion 1A, Bend Arch Lion 1B, Marshall Walden joint venture property, which includes the purchase of the leases in Jack County and Palo Pinto County, re-entries and EOR methods as mentioned in the Operational Plan section above.

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

Results of Operations

Revenues

The Company generated revenues of $452,291 from oil and gas production sales during the year ended February 28, 2022, compared to $280,160 during the year ended February 28, 2021. The increase in oil and gas sales revenues was primarily due to the dramatic increase in oil and gas prices obtained from buyers due to the increases of energy prices due to recovery of global demand and instability of possible supply disruptions due to Russia invasion of Ukraine.

Because of the disruption to the oil and gas industry caused by recovery of demand from the COVID-19 pandemic and world supply disruptions from Russia the Company expects that there will be continued volatility of energy prices and Company cannot make a prediction of its expected revenues for fiscal year 2023.

Lease Operating Expenses

Lease operating expenses for the years ended February 28, 2022 and February 28, 2021, were $599,455 and $552,713, respectively. We incurred slightly higher lease operating expenses in 2022 primarily because of higher costs of operations primarily as a result of the increased prices of oil and gas due to recovering industry caused by the events described above.

Operating Expenses

Operating expenses for the years ended February 28, 2022 and February 28, 2021, were $203,682 and $313,515, respectively. The decrease was primarily due to management implementing cost controls to lower the general and administrative expenses incurred by the Company.

Depletion and Accretion Expenses

For the years ended February 28, 2022 and February 28, 2021, the Company recorded depletion and accretion expense of $41,109 and $235,001, respectively, related to depletion of oil and gas properties and amortization of asset retirement obligations. The decrease was majorly resulted from higher oil and gas reserves evaluated as of March 1, 2022, which majorly due to higher oil and gas prices in the market. The Company recognized lower depletion expenses for the current fiscal year due to the greater oil and gas reserve as of the fiscal year end to be depleted in future years.

Impairment Expense

For the years ended February 28, 2022 and February 28, 2021, the Company recorded impairment of $nil and $196,197, respectively, related to a ceiling test write-down of its oil and gas properties.

Other Income (Expense)

For the years ended February 28, 2022 and February 28, 2021, the Company recorded interest expense of $106,992 and $92,526, respectively. Higher interest expense was incurred in 2022 due to additional debt issuances to related parties in the current year.

Net Loss

Our operations resulted in a net loss in the amount of $498,947 for the year ended February 28, 2022, compared to a net loss of $1,109,792 for the year ended February 28, 2021. The decrease was primarily related to lower SG&A costs recognized during the current fiscal year and lower impairment recognized from our oil and gas properties.

Liquidity and Capital Resources

On February 28, 2022, the Company had cash of $139,569.

Net cash used in operating activities during the year ended February 28, 2022, was $421,062, compared to cash used in operating activities of $504,650 for the same period in 2021. The decrease was primarily related to slightly lower expenses incurred from our oil and gas properties.

Net cash used in investing activities during years ended February 28, 2022 and 2021, was $-0-.

During the year ended February 28, 2022, cash provided by financing activities was $400,000 related to proceeds from the Company’s related party loans. Net cash provided by financing activities during the year ended February 28, 2021, was $507,200, related to proceeds of $500,000 from the Company’s line of credit with JBB and proceeds of $7,200 from the exercise of stock options.

The Company will require additional financing to support its operations and to pursue its acquisition program. As of February 28, 2022, the Company had availability of $600,000 on its existing credit line with JBB. If the Company requires additional financing beyond what is available under its existing credit line, it does not have any committed sources of financing at this time. If it is unable to obtain financing, it will have to reduce or curtail its operations and acquisition program. There is no assurance that it will be able to obtain financing in the future, and even if financing is available, it may not be on terms acceptable to the Company.

To date, the funding during the past three fiscal years to support operations and facilitate some acquisitions has been provided by the largest shareholder of the Company. This individual does not have any legal obligation to continue to provide funding to the Company. Yet the majority owner has indicated a willingness, and provided some assurances, to selectively review and determine added funding for certain low risk initiatives on those oil and gas wells in which the Company has either a 100% or a majority working interest in order to increase its existing production. Our majority shareholder expects, but is not legally obligated, to provide funding for the Company’s capital expenditure program for fiscal year 2023. Such funding may be provided in the form of loans, issuance of equity or other means.

The financial statements of the Company have been prepared on a going concern basis. The Company will either have to increase its operating revenues to a point to be able to cover its operating expenses or obtain funding from other investors or lenders. There is no assurance that the Company will be able to increase its revenues or obtain funding. The Company believes that it will experience revenue disruption and declines as a result of the COVID-19 pandemic and the government response thereto as well as the war and general political instability in Europe due to Russian Federation invasion of Ukraine. If it is not able to do so, it will have to adjust operations or cease operations. There is no assurance that the Company will be able to continue its operations. In such instances, investors will suffer a loss in the value of their investment in the Company.

Off-Balance Sheet Arrangements

As of February 28, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Critical Accounting Policies

We believe it is helpful to investors to understand the critical accounting policies underlying our financial statements and the following discussion of our company’s financial condition and results of operations.

Significant Accounting Policies.

Our significant accounting policies relate to use of estimates, cash, accounts receivable and allowance for doubtful accounts, property and equipment, revenue recognition, income taxes, impairment or disposal of long-lived assets, asset retirement obligations, and computation of earnings per share.

Use of Estimates.

The nature of our business requires that we make estimates and assumptions in accordance with U.S. GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. These estimates are based on information as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the valuation of accounts receivable, depletion and accretion, and oil and gas reserves. Actual results could differ from those estimates. The ongoing COVID-19 pandemic has impacted these estimates and assumptions and will continue to do so.

The ongoing COVID-19 pandemic and related governmental responses, volatility in commodity prices, and severe weather resulting from climate change have impacted and likely will continue to impact our business. Under earlier state and federal mandates that regulated business closures, our business was deemed as an essential business and, as such, remained open. As U.S. federal, state, and local officials address surging coronavirus cases and roll out COVID-19 vaccines, we expect to continue operating.

In February 2022, Russia invaded neighboring Ukraine. The conflict has caused turmoil in global markets, resulting in higher oil prices, and injected even more uncertainty into a worldwide economy recovering from the effects of COVID-19. Given the evolving conflict, there are many unknown factors and events that could materially impact our operations.

We have instituted various initiatives throughout the company as part of our business continuity programs, and we are working to mitigate risk when disruptions occur. The Russian conflict with Ukraine and the COVID-19 pandemic continue to evolve. Therefore, uncertainty around the availability and commodity prices of crude oil, the commodity prices and demand for our refined products, and the general business environment is expected to continue through 2022 and beyond.

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of the Russian-Ukrainian conflict and COVID-19 as of February 28, 2022 and through the filing date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts and related reserves, and the carrying value of long-lived assets.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Norris Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Norris Industries, Inc. (the “Company”) as of February 28, 2022, the related consolidated statements of operations, stockholders’ deficit and cash flows, for the year then ended, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Depreciation, depletion and amortization (“DD&A”) of proved oil and gas properties

At February 28, 2022, the net carrying value of the Company’s oil and gas properties was $176,553 and depreciation, depletion and amortization (“DD&A”) expense was $41,109 for the year then ended. As described in Note 1 to the financial statements, the Company follows the full cost method of accounting for its oil and gas properties. Under the full cost method, all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing, and equipping of oil wells and administrative costs directly attributable to those activities and asset retirement costs. DD&A of the cost of proved oil and gas properties is calculated using the unit-of-production method based on proved oil and gas reserves, as estimated by the Company’s independent reserve engineering firm. Significant judgment is required in evaluating geoscience and engineering data when estimating proved oil and gas reserves. Estimating reserves also requires the use of inputs, including oil and gas prices and operating and capital costs assumptions, among others. Because of the complexity involved in estimating oil and gas reserves, management used an independent reserve engineering firm to estimate proved oil and gas reserves as of February 28, 2022.

Auditing the Company’s DD&A calculation is especially complex and judgmental because of our use of the work of the Company’s independent reserve engineering firm and the evaluation of management’s determination of the inputs described above used by the independent reserve engineering firm in estimating proved oil and gas reserves.

We obtained an understanding of the Company’s controls over its process to calculate DD&A, including management’s controls over the completeness and accuracy of the financial data provided to the engineers for use in estimating oil and gas reserves.

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the independent reserve engineers primarily responsible for the preparation of the reserve estimates for select properties. In addition, in assessing whether we can use the work of the engineers, we evaluated the completeness and accuracy of the financial data and inputs described above used by the engineers in estimating oil and gas reserves by agreeing them to source documentation, and we identified and evaluated corroborative and contrary evidence. We also tested the mathematical accuracy of the DD&A calculation, including comparing the oil and gas reserve amounts used in the calculation to the Company’s reserve reports.

/s/ HORNE LLP

We have served as the Company’s auditor since 2021.

Ridgeland, Mississippi

June 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Norris Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Norris Industries, Inc. (the “Company”) as of February 28, 2021, the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended February 28, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021, and the results of its operations and its cash flows for the year ended February 28, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP
Marcum llp

We served as the Company’s auditor from 2018 to 2021.

Houston, Texas
June 1, 2021

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

FEBRUARY 28, 2022 AND 2021

	2022	2021
ASSETS
Current Assets
Cash	$139,569	$160,631
Account receivable - oil & gas	70,946	32,890
Total Current Assets	210,515	193,521

Oil and Gas Property - Full Cost Method
Properties subject to amortization	2,982,455	2,989,156
Less: accumulated depletion and impairment	(2,805,902)	(2,768,306)
Total Oil and Gas Property, net	176,553	220,850
Total Assets	$387,068	$414,371

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$139,404	$171,564
Accounts payable and accrued expenses - related party	-	233,510
Total Current Liabilities	139,404	405,074

Convertible notes payable - related party	3,600,000	3,200,000
Accounts payable and accrued expenses - related party - long-term	340,502	-
Asset retirement obligations	92,822	96,010

Total Liabilities	4,172,728	3,701,084

Stockholders’ Deficit
Preferred stock, $0.001 par value per share 20,000,000 shares authorized:	-	-
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 90,883,013 and 90,883,013 shares issued and outstanding	90,883	90,883
Additional paid-in capital	6,286,399	6,286,399
Accumulated deficit	(10,163,942)	(9,664,995)
Total Stockholder’s Deficit	(3,785,660)	(3,286,713)

Total Liabilities and Stockholders’ Deficit	$387,068	$414,371

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2022 AND 2021

	2022	2021

Revenues
Oil and gas sales	$452,291	$280,160
Total Revenues	452,291	280,160

Operating Expenses
Lease operating expenses	599,455	552,713
General and administrative expenses	203,692	313,515
Impairment expense	-	196,197
Depletion, depreciation and accretion	41,109	235,001

Total Operating Expenses	844,256	1,297,426

Loss from Operations	(391,955)	(1,017,266)

Interest Expenses	(106,992)	(92,526)

Net Loss	$(498,947)	$(1,109,792)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	90,883,013	90,883,013

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2022 AND 2021

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, February 29, 2020	1,000,000	1,000	90,883,013	$90,883	$6,286,399	$(7,200)	$(8,555,203)	$(2,184,121)
Collection from subscription receivable	-	-	-	-	-	7,200	-	7,200
Net loss	-	-	-	-	-	-	(1,109,792)	(1,109,792)
Balance, February 28, 2021	1,000,000	1,000	90,883,013	90,883	6,286,399	-	(9,664,995)	(3,286,713)

Net loss	-	-	-	-	-	-	(498,947)	(1,109,792)

Balance, February 28, 2022	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$-	$(10,163,942)	$(3,785,660)

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2022 AND 2021

	2022	2021
Cash Flow from Operating Activities
Net loss	$(498,947)	$(1,109,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and accretion	41,109	235,001
Impairment expense	-	196,197
Changes in operating assets and liabilities:
Accounts receivable - oil & gas	(38,056)	5,659
Accounts payable and accrued expenses	(32,160)	77,259
Accounts payable and accrued expenses - related party	106,992	91,026
Net Cash Used in Operating Activities	(421,062)	(504,650)

Cash Flow from Financing Activities
Proceeds from related party loans	400,000	500,000
Collection of subscription receivable	-	7,200
Net Cash Provided by Financing Activities	400,000	507,200

Net (Decrease) Increase in Cash	(21,062)	2,550

Cash – beginning of year	160,631	158,081

Cash – end of year	$139,569	$160,631

Supplemental Cash Flow Information
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Nature of Operations and summary of Significant Accounting Policies

Norris Industries, Inc. (“NRIS” or the “Company”), was incorporated on February 19, 2014 as a Nevada corporation. The Company was formed to conduct operations in the oil and gas industry. The Company’s principal operating properties are in the Ellenberger formation in Coleman County, and in Jack County and Palo-Pinto County Texas. The Company’s production operations are all located in the State of Texas.

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

The timeline and potential magnitude of the COVID-19 outbreak and the Ukraine-Russia war is currently unknown. The continuation or amplification of this virus could continue to more broadly affect the United States and global economy, including our business and operations, and the demand, for oil and gas.

The Company has incurred continuing losses since 2016, including a loss of $498,947 for the fiscal year ended February 28, 2022. During the fiscal year ended February 28, 2022, the Company received $400,000 in funding from its credit line and incurred cash losses of $421,062 from its operating activities. As of February 28, 2022, the Company had $600,000 available to borrow under its existing credit line with JBB Partners, Inc. (“JBB”), an affiliate of the Company’s Chief Executive Officer. As of February 28, 2022, the Company had a cash balance of approximately $140,000 and working capital of approximately $71,000. The Company has extended its maturity date to September 30, 2023.

The Company’s principal capital and exploration expenditures during next fiscal year are expected to relate to selected well workovers on its Jack and Palo Pinto County acreages. The Company believes that it has sufficient cash on hand and available funds from its line of credit to fund its costs for such expenditures as well as other operating costs, for the 12 month period subsequent to issuance of these financial statements.

In the event that the Company requires additional capital to fund higher operational losses or oil and gas property lease purchases for fiscal year ending February 28, 2023, the Company expects to seek additional capital from one or more sources via restricted private placement sales of equity and debt securities from those other than JBB. However, there can be no assurance that the Company would be able to secure the necessary capital to fund its costs on acceptable terms, or at all. If, for any reason, the Company is unable to fund its operations, it would have to undertake other aggressive cost cutting measures and then be subject to possible loss of some of its rights and interests in prospects to curtail operations and forced to forego opportunities or in worst case, cease operations.

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

Oil and Gas Properties, Full Cost Method

The Company follows the full cost method of accounting for its oil and gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to the Company’s shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per as the inclusion of these shares would be anti-dilutive for the years ended February 28, 2022 and February 28, 2021:

	2022	2021
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	21,000,000	16,000,000
Total Common Shares to be issued	87,666,667	82,666,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At February 28, 2022, $-0- of the Company’s cash balances was uninsured. The Company has not experienced any losses on such accounts.

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

Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date these consolidated financial statements were issued.

Note 2 – Revenue from Contracts with Customers

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the years ended February 28, 2022 and 2021:

	2022	2021
Oil sales	$293,872	$208,347
Natural gas sales	158,419	71,813
Total	$452,291	$280,160

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of February 28, 2022 and February 28, 2021.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the years ended February 28, 2022 and 2021:

	February 29, 2020	Additions	Dispositions	February 28, 2021

Oil and gas properties, subject to amortization	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	69,224	(10,305)	-	58,919
Accumulated depletion	(2,341,261)	(427,045)	-	(2,768,306)
Total oil and gas assets	$658,200	$(437,350)	$-	$220,850

	February 28, 2021	Additions	Dispositions	February 28, 2022

Oil and gas properties, subject to amortization	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	58,919	(6,701)	-	52,218
Accumulated depletion	(2,768,306)	(37,596)	-	(2,805,902)
Total oil and gas assets	$220,850	$(437,350)	$-	$176,553

The depletion recorded for production on proved properties for the years ended February 28, 2022 and February 28, 2021, amounted to $41,109 and $230,848, respectively. During the years ended February 28, 2022 and February 28, 2021, the Company recognized impairment expense of $-0- and $196,197, respectively, related to a ceiling test write-down of its oil and properties subjection to amortization.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the year ended February 28, 2022:

Asset retirement obligations as of February 28, 2021	$96,010
Additions	-
Current year revision of previous estimates	(6,701)
Accretion during the year ended February 28, 2022	3,513
Asset retirement obligations as of February 28, 2022	$92,822

During the year ended February 28, 2022, the Company decreased the asset retirement obligations estimate by $6,701 and recognized accretion expense of $3,513. During the year ended February 28, 2021, the Company recognized accretion expense of $4,153.

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

On May 1, 2021, the Company entered into a new funding agreement with a maturity date of May 31, 2022 and an interest rate of five percent annual percentage rate (5% APR) with JBB for a further $1 million drawable in $100,000 increments at the discretion of JBB to cover the Company’s current and projected working capital requirements in near-term. The loan is convertible into common stock of the Company at the rate of $0.08 per share, subject to adjustment for any reverse and forward stock splits. As of February 28, 2022, the Company has availability of $600,000 on its $1,000,000 credit line entered into May 1, 2021.

On May 2, 2022, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding Loan Note to September 30, 2023.

During the year ended February 28, 2022, JBB advanced $400,000 to fund the Company’s operations under the Loan Note. As of February 28, 2022, the Company had availability of $600,000 on its existing credit line with JBB.

During the year ended February 28, 2021, JBB advanced $500,000 to fund the Company’s operations under the Loan Note.

The Company recognized interest expense of $106,992 and $92,526 for the years ended February 28, 2022 and February 28, 2021, respectively. Accrued interest as of February 28, 2022 and February 28, 2021 was $342,001 and $233,510, respectively. As of February 28, 2022 and February 28, 2021, there was $3,600,000 and $3,200,000, respectively, outstanding under notes payable to JBB.

Note 6 – Commitments and Contingencies

Office Lease

As of September 1, 2018, the Company moved to the offices of International Western Oil Corp. (“IWO”), a related party, in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the years ended February 28, 2022 and February 28, 2021, the Company incurred $11,400 and $11,400, respectively, of rent expense under this lease that is included in general and administrative expenses on the consolidated statement of operations.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the King County, Texas lease acreage, 640 acres were due to expire in June 2021; and the Company chose not to extend this lease.

Note 7 – Equity Transactions

There were no issuances of common stock (or common stock activity) during the years ended February 28, 2022 and 2021.

On January 6, 2020, one of the officers exercised the option and purchased 720,000 shares of the Company’s common stock at an exercise price of $0.01 per share, for total of $7,200. The Company fully collected the outstanding proceed from the officer during the fiscal year ended February 28, 2021.

Note 8 – Income Taxes

Due to the Company’s net losses and the valuation allowance provided on the related deferred tax assets, there were no provisions for income taxes for the years ended February 28, 2022 and February 28, 2021.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 21% for the years ended February 28, 2022 and February 28, 2021, respectively, are summarized as follows:

	2022	2021

Pretax book loss	$(104,779)	$(233,056)
Permanent differences:
Return to provision adjustment	258,989
Impairment expense	-	41,201
Change in valuation allowance	(154,210)	191,855
Total tax expense	$-	$-

Deferred income tax assets for the years ended February 28, 2022 and February 28, 2021 are as follows:

Deferred Tax Assets	2022	2021

Net operating losses carry forwards	$2,099,902	$2,167,036
Others	104,779	191,855
Total deferred tax assets	2,204,681	2,358,891
Less valuation allowance	(2,204,681)	(2,358,891)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at February 28, 2022 and February 28, 2021. The net change in the total valuation allowance from February 28, 2022 and February 28, 2021, was a decrease of $154,210.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of February 28, 2022, and February 28, 2021, the Company did not have any significant uncertain tax positions or unrecognized tax benefits.

As of February 28, 2022, the Company has federal net operating loss carryforwards of approximately $10,498,478 for federal tax purposes, respectively. If not utilized, federal net operating loss carryforwards approximating $1.4 million will expire beginning in 2038. The remaining net operating loss carryforwards have no statutory expiration.

Utilization of NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code (the “Code”), as amended, as well as similar state provisions. In general, an “ownership change” as defined by the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain shareholders or public groups. The Company experienced an “ownership change” within the meaning of IRC Section 382 during the year ended February 28, 2022. As a result, certain limitations apply to the annual amount of net operating losses that can be used to offset post ownership change taxable income.

Note 9 - Subsequent Events

On May 2, 2022, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding Loan Note and funding agreement to September 30, 2023.

Note 10 – Supplemental Oil and Gas Disclosures (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities

The estimates of proved oil and gas reserves utilized in the preparation of these statements were prepared by Kurt Mire for the years ended February 28, 2022 and 2021, using reserve definitions and pricing requirements prescribed by the SEC. The Company used a combination of production performance and offset analogies, along with estimated future operating and development costs as provided by the Company and based upon historical costs adjusted for known future changes in operations or developmental plans, to estimate its reserves.

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. All estimates of proved reserves are determined according to the rules prescribed by the SEC. These rules indicate that the standard of “reasonable certainty” be applied to the proved reserve estimates. This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since February 28, 2022. The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company’s proved reserves are proved developed non-producing and proved behind pipe, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

All of the Company’s reserves are located in the United States.

	February 28, 2022	February 28, 2021
Proved oil and gas properties	$2,982,455	$2,989,156
Unproved oil and gas properties	-	-
Accumulated depreciation, depletion, amortization and impairment	(2,805,902)	(2,768,306)
Total acquisition, development and exploration costs	$176,553	$220,850

Estimated Quantities of Proved Oil and Gas Reserves

The following table sets forth proved oil and gas reserves together with the changes therein, proved developed reserves and proved undeveloped reserves for the years ended February 28, 2022 and 2021. Units of oil are in thousands of barrels (“MBbls”) and units of gas are in millions of cubic feet (“MMcf”). Gas is converted to barrels of oil equivalents (“MBoe”) using a ratio of six Mcf of gas per Bbl of oil.

	2022			2021
	Oil	Gas	BOE	Oil	Gas	BOE
Proved reserves:
Beginning of year	15	53	24	29	150	54
Revisions	16	93	31	(9)	(50)	(17)
Extensions and discoveries	-	-	-	-	-	-
Purchases of minerals-in-place
Sales of minerals-in-place	-	-	-	-	-	-
Production	(5)	(30)	(10)	(5)	(47)	(13)
End of year	26	116	45	15	53	24

Proved developed reserves:
Beginning of year	8	5	9	29	110	48
End of year	18	65	29	8	5	9

Proved not producing reserves:
Beginning of year	7	48	15	-	-	-
End of year	1	4	5	7	48	15

Proved undeveloped reserves:
Beginning of year	-	-	-	-	40	6
End of year	7	46	15	-	-	-

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

Future cash inflows for 2022 were computed by applying the average price for the year to the year-end quantities of proved reserves. The 2022 average price for the year was calculated using the 12-month period prior to the ending date of the period covered by the report, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period. Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting year. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing and producing proved oil and natural gas reserves at the end of the year, based on year-end costs, assuming continuation of year-end economic conditions. Future income tax expense was computed by applying statutory rates, less the effects of tax credits for each period presented, and to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties, after consideration of available net operating loss and percentage depletion carryovers. Discounted future net cash flows have been calculated using a ten percent discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.

The estimated present value of future cash flows relating to prove reserves is extremely sensitive to prices used at any measurement period. The prices used for each commodity for the years ended February 28, 2022 and 2021, as adjusted, were as follows:

	Oil (Bbl) Using NYMEX WTI	Gas (Mcf) Using NYMEX Henry Hub
2022 (average price)	$71.67	$3.95
2021 (average price)	$38.69	$2.08

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

The following table sets forth the standardized measure of discounted future net cash flows relating to proven reserves for the years ended February 28, 2022 and 2021, respectively (stated in thousands):

	2022	2021
Future cash inflows	$2,381	$626
Future costs:
Production costs	(1,244)	(269)
Future tax expense	(182)	(47)
Future development costs	(189)	(29)
Future net cash flows	766	281
10% annual discount for estimated timing of cash flows	(164)	(60)
Standardized measure of discounted net cash flows	$602	$221

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows at 10% per annum for the years ended February 28, 2022 and 2021, respectively (stated in thousands):

	2022	2021
Increase (decrease):
Beginning of year	$221	$658
Sales of oil produced, net of production costs	147	273
Net changes in sales and transfer prices and in production costs and production costs related to future production	(220)	820
Previously estimated development costs incurred during the period	-	-
Changes in future development costs	(189)	(29
Revisions of previous quantity estimates due to prices and performance	415	(156)
Accretion of discount	22	66
Discoveries, net of future production and development costs associated with these extensions and discoveries	-	-
Purchases and sales of minerals in place	-	-
Timing and other	206	(1,411)
End of year	$602	$221

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) under the 2013 Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of February 28, 2022, our internal control over financial reporting is not effective. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at February 28, 2022:

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

(c) Changes in Internal Controls

No change in our internal control over financial reporting occurred during the last fiscal quarter ended February 28, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our principal officers and directors as of May 31, 2022. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the SEC. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended February 28, 2022. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock during the fiscal year ended February 28, 2022. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the SEC.

Item 11. Executive Compensation

Compensation of Executives

During the years ended February 28, 2022, and February 28, 2021. Mr. Patrick Norris received compensation of $1,500 per month for an annual amount of $18,000. Mr. Ross Ramsey was paid a monthly salary of $6,600 from the Company, for an annual amount of $79,200. No other amounts were paid, or benefits provided to Mr. Ross.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of May 31, 2022, with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of the company c/o Norris Industries, Inc., 102 Palo Pinto St. Suite B, Weatherford, Texas 76086.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Directors and Executive Officers:
Patrick L. Norris, President, Chairman, Board of Directors and CEO/CFO (2)	57,840,000	65.64%
Ross Henry Ramsey, President of the Oil and Gas Division, and Director	500,000	0.01%
All directors and executive officers as a group (2 persons)	58,750,000	64.64%
5% Stockholders:
Patrick L. Riggs (3)	5,900,000	6.49

(1)	Based on 90,883,013 shares of common stock outstanding as of May 31, 2022.
(2)	Excludes (i) the number of shares of common stock into which the 1,000,000 Series A Preferred Stock may be converted, which currently is 66,666,667 shares of common stock and (ii) the number of shares of common stock into which the aggregate of $3,600,000 convertible notes, owned by JBB Partners, Inc, may be converted which currently is 18,00,000 shares of common stock.
(3)	This information is based upon the Schedule 13D filed by Patrick Riggs and Riggs Capital. The address for Patrick Riggs is 10530 Normont Drive, Houston, TX 77070.

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

During the years ended February 28, 2022 and February 28, 2021, IWO contributed no capital to the Company.

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

On May 1, 2021, the Company entered into a new funding agreement with a maturity date of May 31, 2022 and an interest rate of five percent annual percentage rate (5% APR) with JBB for a further $1 million drawable in $100,000 increments at the discretion of JBB to cover the Company’s current and projected working capital requirements in near-term. The loan is convertible into common stock of the Company at the rate of $0.08 per share, subject to adjustment for any reverse and forward stock splits. At February 28, 2022, the Company has availability of $600,000 on its $1,000,000 credit line entered into May 1, 2021.

On May 2, 2022, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding Loan Note and funding agreement to September 30, 2023.

During the year ended February 28, 2021, JBB advanced $500,000 to fund the Company’s operations under the Loan Note. As of February 28, 2021, the Company had availability of $100,000 on its existing credit line with JBB.

During the year ended February 28, 2022, JBB advanced $400,000 to fund the Company’s operations under the Loan Note. As of February 28, 2022, the Company had availability of $600,000 on its existing credit line with JBB.

The Company recognized interest expense of $106,992 and $92,526 for the years ended February 28, 2022 and February 28, 2021, respectively. Accrued interest as of February 28, 2022 and February 28, 2021 was $342,001 and $235,010, respectively. On May 2, 2022, the Company entered into an extension agreement with JBB to extend the accrued interest payable due date to September 30, 2023.. As of February 28, 2022, and February 28, 2021, there was $3,600,000 and $3,200,000, respectively, outstanding under notes payable to JBB.

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

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional services provided by HORNE LLP for the audit of our annual financial statements for the year ended February 28, 2022:

HORNE LLP	Year Ended February 28, 2022
Audit Fees (1)	$74,000
Audit-Related Fees (2)	-
Tax Fees (3)	14,000
All Other Fees (4)	-

Total	$88,000

The following table presents fees for professional services provided by Marcum LLP for the audit of our annual financial statements for the year ended February 28, 2021:

Marcum	Year Ended February 28, 2021
Audit Fees (1)	$69,420
Audit-Related Fees (2)	-
Tax Fees (3)	48,295
All Other Fees (4)	-

Total	$117,715

(1)	Audit fees include professional services rendered for (i) the audit of our annual financial statements for the years ended February 28, 2022 and 2021 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit fees.”

(3)	Tax fees include professional services relating to preparation of the annual tax return.

(4)	Other fees include professional services for review of various filings and issuance of consents.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of the following documents filed as part of the report:

(1)	See the index to our consolidated financial statements on page F-1 for a list of the financial statements being filed in this Annual Report.

(2)	All financial statement schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	See Item 15(b) below for all exhibits being filed or incorporated by reference herein.

(b)	Exhibits:

The Exhibit Index attached to this Annual Report is incorporated by reference herein.

EXHIBITS – NORRIS INDUSTRIES, INC.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1(a)	Articles of Incorporation	S-1	3.1	6/3/2014

3.1(b)	Amendment to Articles of Incorporation (Change of Name, Increase in Capitalization, Creation of Blank Check Preferred)	8-K	3.1	2/26/2018

3.1(c)	Amendment to Articles of Incorporation (Creation of Series A Preferred Stock	8-K	3.2	2/26/2018

3.2	Bylaws	S-1	3.2	6/3/2014

4.1	Description of Securities				X

10.1	Acquisition Agreement, dated May 4, 2015, by and among International Western Oil Corporation and Norris Industries, Inc.	8-K	2.1	5/20/2015

10.2	Assignment, Conveyance and Bill of Sale between the Company and Cerberus Production, LLC, dated July 29, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on October 18, 2016)	10-Q	10.1	10/18/2016

10.3	Retainer Amendment Agreement with International Western Oil, dated October 1, 2015	10-Q	10.2	1/14/2016

21.1	List of Subsidiaries				X

31.1	Certification of Principal Executive Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

99.1	Reserve report of Kurt Mire, B.Sc.				X

101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Norris Industries, Inc.

Dated: June 15, 2022	By:	/s/ Patrick L. Norris
Patrick L Norris
Chief Executive Officer, President and Chief Financial Officer (Duly Authorized, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick L. Norris	Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal	June 15, 2022
Patrick L Norris	Accounting Officer) and Chairman of Board

/s/ Ross Henry Ramsey	Director of the Company and President of the Oil and Gas Division	June 15, 2022
Ross Henry Ramsey

