Form 10-Q
period 2022-05-31
Norris Industries, Inc.
filed 2022-07-13
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022.

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 122(g) of the Act:

Title of each class	Trading Symbol(s)	Name of eah exchange on which registered
Common Stock, $.01 Par Value	NRIS	OTCMKTS

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

As of July 13, 2022, the registrant had 90,883,013 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

May 31, 2022

2

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

MAY 31, 2022 AND FEBRUARY 28, 2022

(UNAUDITED)

	May 31, 2022	February 28, 2022
ASSETS
Current Assets
Cash	$54,715	$139,569
Account receivable - oil & gas	59,485	70,946
Total Current Assets	114,200	210,515

Oil and Gas Property - Full Cost Method
Properties subject to amortization	2,991,879	2,982,455
Less: accumulated depletion and impairment	(2,813,240)	(2,805,902)
Total Oil and Gas Property, net	178,639	176,553
Total Assets	$292,839	$387,068

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$139,032	$139,404
Total Current Liabilities	139,032	139,404

Convertible note payable - related party	3,600,000	3,600,000
Accounts payable and accrued expenses - related parties-long term	368,984	340,502
Asset retirement obligations	111,205	92,822

Total Liabilities	4,219,221	4,172,728

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.001 par value per share 20,000,000 shares authorized	-	-
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 90,883,013 shares issued and outstanding	90,883	90,883
Additional paid-in capital	6,286,399	6,286,399
Accumulated deficit	(10,304,664)	(10,163,942)
Total Stockholder’s Deficit	(3,926,382)	(3,785,660)

Total Liabilities and Stockholders’ Deficit	$292,839	$387,068

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MAY 31, 2022 AND 2021

(UNAUDITED)

	2022	2021

Revenues
Oil and gas sales	$152,641	126,641
Total Revenues	152,641	126,641

Operating Expenses
Lease operating expenses	164,450	178,973
General and administrative expenses	84,134	107,977
Depletion, depreciation and accretion	16,297	47,072

Total Operating Expenses	264,881	334,022

Loss from Operations	(112,240)	(207,381)

Other Income (Expenses)
Interest expense	28,482	25,671
Total Other Expense	28,482	25,671

Net Loss	$(140,722)	(233,052)

Net loss per common share - basic and diluted	$(0.00)	(0.00)

Weighted average number of common shares outstanding - basic and diluted	90,883,013	90,883,013

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MAY 31, 2021

(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, February 28, 2021	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(9,664,995)	$(3,286,713)

Net loss	-	-	-	-	-	(233,052)	(233,052)

Balance, May 31, 2021	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(9,898,047)	$(3,519,765)

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MAY 31, 2022

(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance, February 28, 2022	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$-	$(10,163,942)	$(3,785,660)

Net loss	-	-	-	-	-	-	(140,722)	(140,722)

Balance, May 31, 2022	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$-	$(10,304,664)	$(3,926,382)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2022 AND 2021

(UNAUDITED)

	2022	2021
Cash Flow from Operating Activities
Net loss	$(140,722)	$(233,052)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, depreciation and accretion	16,297	47,072
Changes in operating assets and liabilities:
Accounts receivable - oil & gas	11,461	(9,865
Accounts payable and accrued expenses	(372)	(4,771
Accounts payable and accrued expenses - related parties	28,482	25,671
Net Cash Used in Operating Activities	(84,854)	(174,945)

Net Decrease in Cash	(84,854)	(174,945)
Cash – beginning of period	139,569	160,631

Cash – end of period	$54,715	$85,686

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Noncash Investing and Financing Activities
Change in estimate of asset retirement obligations	$9,424	$576

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

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended February 28, 2022. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company’s consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which the Company has a controlling financial interest. All significant inter-company accounts and transactions have been eliminated in consolidation.

Liquidity and Capital Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements.

The demand for oil and gas has impacted all producers as commodity prices of oil and gas has increased substantially, but so has inflation resulting in higher costs for materials, equipment, personnel, and service providers. In addition, in early 2022 the industry faced added complications as result of the Russian Federation invasion of Ukraine. As a result, energy prices have risen; however, we are unable to predict the impact of these matters on future oil prices.

As a result of the COVID-19 pandemic and war in Ukraine and the various governmental and political responses and those of our subcontractors, customers, and suppliers, we expect continued delays or disruptions and temporary suspensions of operations due to shortages of labor and increased cost from suppliers. In addition, our financial condition and results of operations have been and are likely to continue to be adversely affected by the COVID-19 public health developments.

The Company has incurred continuing losses since 2016, including a loss of $498,947 and $140,722 for the fiscal year ended February 28, 2022, and the three-month ended May 31, 2022, respectively. During the three months ended May 31, 2022, the Company incurred cash losses of approximately $85,000 from its operating activities. As of May 31, 2022, the Company had a cash balance of approximately $55,000 and negative working capital of approximately $25,000.

The Company’s principal capital and exploration expenditures during next fiscal year are expected to relate to selected well workovers on its Jack and Palo Pinto County acreages. The Company believes that it has the ability to fund its costs for such expenditures from cash on-hand and available funds from its line of credit. As of May 31, 2022, the Company had $600,000 available to borrow under its existing credit line with JBB Partners, Inc. (“JBB”), an affiliate of the Company’s Chief Executive Officer. The credit line’s maturity date is September 30, 2023.

The Company believes that it has sufficient cash on hand and available funds from its credit line to fund its costs for such expenditures as well as other operating costs, for the 12 month period subsequent to issuance of these financial statements.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to Norris Industries, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per common share as the inclusion of these shares would be anti-dilutive for the three months ended May 31, 2022, and 2021:

	2022	2021
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	21,000,000	16,500,000
Total common shares to be issued	87,666,667	83,166,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At May 31, 2022, $0 of the Company’s cash balances was uninsured. The Company has not experienced any losses on such accounts.

Recent Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The effective date of ASU No. 2016-13 will be the first quarter of the Company’s fiscal 2024 with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2016-13 on its consolidated financial statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Note 2 – Revenues from Contracts with Customers

Disaggregation of Revenues from Contracts with Customers

The following table disaggregates revenue by significant product types for the three months ended May 31, 2022 and 2021:

	2022	2021
Oil sales	$109,547	$100,886
Natural gas sales	43,094	25,755
Total	$152,641	$126,641

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of May 31, 2022 and February 28, 2022.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the three months ended May 31, 2022:

	February 28, 2022	Additions	Change in Estimates	May 31, 2022

Oil and gas properties, subject to depletion	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	52,218	-	9,424	61,642
Accumulated depletion and impairment	(2,805,902)	(7,338)	-	(2,813,240)
Total oil and gas assets	$176,553	(7,338)	$9,424	$178,639

The depletion recorded for production on proved properties for the three months ended May 31, 2022 and 2021, amounted to $7,338 and $44,337, respectively. During the three months ended May 31, 2022 and 2021, there were no ceiling test write-downs of the Company’s oil and gas properties.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the three months ended May 31, 2022:

Asset retirement obligations as of February 28, 2022	$92,822
Additions	-
Current year revision of previous estimates	9,424
Accretion adjustment during the three months ended May 31, 2022	8,959
Asset retirement obligations as of May 31, 2022	$111,205

During the three months ended May 31, 2022 and 2021, the Company recognized accretion expense of $8,959 and $2,735, respectively.

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

During the three months ended May 31, 2022, there were no additional funds advanced to the Company under the Loan Note. As of May 31, 2022, the Company had availability of $600,000 on its existing credit line with JBB.

The Company recognized interest expense of $28,482 and $25,671 for the three months ended May 31, 2022 and 2021, respectively. Accrued interest as of February 28, 2022 and May 31, 2021 was $340,502 and $368,984, respectively, and is due at maturity of the Loan Note. Outstanding borrowings under notes payable to JBB totaled $3,600,000 as of February 28, 2022 and May 31, 2022.

Note 6 – Commitments and Contingencies

Office Lease

In September 2018, the Company moved to the offices of International Western Oil (“IWO”) in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the three months ended May 31, 2022, the Company incurred $2,850 of rent expense under this lease that is included in lease operating expenses on the statement of operations.

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

Note 7 - Subsequent Event

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

The Company’s long-term objective is to increase shareholder value by growing reserves, production, and cash flow. As result we may seek to identify and consider acquisition opportunities of oilfield services companies and other non-oilfield companies that align with our operational plan to implement a diversified growth strategy. One of the Company’s objectives is to focus on improving its existing fields and to look for additional reserve oil and gas concessions and production opportunities, aiming to participate with capital partners for a transaction related to buyouts and joint ventures. The Company will continue to conserve capital to be able to focus on smaller oil and natural gas properties in West, Central West, East and South Texas, aiming to increase its revenues via an acquisition. It also will try to improve the existing production revenues of the Bend Arch Lion 1A, Bend Arch Lion 1B, Marshall Walden joint venture property, which includes the purchase of the leases in Jack County and Palo Pinto County, re-entries and EOR methods as mentioned in the Operational Plan section above.

The Company will consider plans to tap into the high potential leases of the West Texas region of the United States, aiming to obtain reserves for future development, so as to increase its overall oil and gas assets in the Permian Basin. The Permian Basin is a sedimentary basin largely contained in the western part of the U.S. state of Texas and the southeastern part of the U.S. state of New Mexico. It reaches from just south of Lubbock, TX, to just south of Midland and Odessa, TX, extending westward into the southeastern part of New Mexico. It is so named because it has one of the world’s thickest deposits of rocks from the Permiangeologic period. The greater Permian Basin comprises several component basins: of these, Midland Basin is the largest, Delaware Basin is the second largest, and Marfa Basin is the smallest. The Permian Basin extends beneath an area approximately 250 miles (400 km) wide and 300 miles (480 km) long.

During the 2022 fiscal year, we performed an analysis of our oil and gas properties in light of recovery from the COVID-19 pandemic, and the increase in oil and gas prices and anticipated economic conditions in our industry. As a result, there was no impairment expense to the carrying value of our oil and gas properties in the March 1, 2022, Reserve Report.

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

The future potential magnitude of the COVID-19 outbreak is currently still unknown. The continuation or amplification of this virus could continue to affect the United States and global economy. The recent resurgent of outbreaks in China may affect prices and cause further disruptions on the broader demand for oil and gas. Prices and demand could further be affected as a result of the invasion of Ukraine by Russian forces in 2022.

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

These unprecedented situations are anticipated to continue to affect the same for the foreseeable future. As the impact from COVID-19, and Ukraine invasion are difficult to predict, the extent to which it will negatively or positively affect our operating results, or the duration of any potential business disruption is uncertain. The magnitude and duration of any impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 or the Ukrainian war and the actions taken by various governmental authorities related to the Ukrainian war or to treat the pandemic and related impacts, all of which are beyond our control.

These potential impacts, while uncertain, have already impacted our 2023 fiscal year first quarter results of operations, and are anticipated to have an unknown impact on multiple future quarters’ results as well.

Our Business Strategy

We are a small Exploration and Production (“E&P”) oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. The Company is currently managed by business and oil and gas exploration veterans who specialize in the oil and gas acquisition and exploration markets of the Central West Texas region. The Company’s goal is to tap into the high potential leases of the Central West Texas region of the United States, aiming to unlock its potential, specifically in the prolific Bend Arch-Fort Worth region. This area is approximately 120 miles long and 40 miles wide running from Archer County, Texas in the north to Brown County, Texas in the south. The Company is also looking at other acquisition opportunities in the Permian Basin, West Texas, East Texas and South Texas region.

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

The Company’s long-term objective is to increase shareholder value by growing reserves, production, and cash flow. As result we may seek to identify and consider acquisition opportunities of oilfield services companies and other non-oilfield companies to implement a diversified growth strategy.

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

Operational Plans

Overall, we seek to acquire on a selective basis, oil and gas reserve concessions with existing production. To maintain our operations and complete any acquisitions we intend to raise capital via equity or debt, be this from our control owner, or other third-party financing sources, including the capital markets. The Company is still in the process of assessing the wells it holds, or recently acquired and is reviewing its options.

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

The Company has plans to limit its operating budget for current wells to basic maintenance and has not determined whether to spend for any new drill programs in the near future.

Results of Operations

Comparison of the Three Months Ended May 31, 2022 with the Three Months Ended May 31, 2021

Revenues

The Company generated revenues of $152,641 from oil and gas sales for the three months ended May 31, 2022, compared to $126,641 for the three months ended May 31, 2021. The increase in revenues mainly came from an increase in the market price of the Company’s oil and gas.

Operating Expenses

Operating expenses for the three months ended May 31, 2022 and 2021 were $264,522 and $334,022, respectively. Our lease operating expenses increased to $164,450 for the three-month period ended May 31, 2022, compared to $178,973 for the three-month period ended May 31, 2021, that was primarily related to lower variable lease operating expenses as a result of the lower production during the current period. Our general and administrative expense decreased to $84,134 for the three-month period ended May 31, 2022, compared to $107,977 for the three-month period ended May 31, 2021, primarily because of implemented cost cutting measures. Our depletion, depreciation and accretion expense decreased by $30,775, primarily related to a decrease in the net book value of the Company’s oil and gas properties as a result of the impairment recorded as of March 1, 2021.

Other Income (Expense)

For the three months ended May 31, 2022 and 2021, the Company recorded interest expense of $28,482 and $25,671 related to outstanding debts. The increase in interest expense was result of additional draws from the line of credit.

Net Loss

We had a net loss in the amount of $140,722 for the three months ended May 31, 2022, compared to a net loss of $233,052 for the three months ended May 31, 2021. The decrease in losses was primarily related to a reduction in general and administrative expenses and higher revenue due to higher oil and gas market prices.

Liquidity and Capital Resources

As of May 31, 2022, the Company had cash on-hand of $54,715.

Net cash used by operating activities during the three months ended May 31, 2022 was $84,854, compared to cash used in operating activities of $174,945 for the same period in 2021. The decrease was mainly related to lower expenses due to less workover repairs recognized during the three months ended May 31, 2022 compared to the three months ended May 31, 2021.

Net cash provided by financing activities for three months ended May 31, 2021 was $100,000, related to proceeds of $100,000 from the Company’s line of credit with JBB, compared to $0 cash activities from financing for the same period in 2022.

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

The Company will require additional financing to support its operations and to pursue its acquisition program. As of May 31, 2022, the Company had availability of $600,000 on its existing credit line with JBB. If the Company requires additional financing beyond what is available under its existing credit line, it does not have any committed sources of financing at this time. If it is unable to obtain financing, it will have to reduce or curtail its operations and acquisition program. There is no assurance that it will be able to obtain financing in the future, and even if financing is available, it may not be on terms acceptable to the Company.

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

On May 2, 2022, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding Loan Note and promissory note agreement to September 30, 2023.

Off-Balance Sheet Arrangements

As of May 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2022 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2022 annual report on Form 10-K in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 202~~2~~, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 15, 2022 (the “2021 10-K”), together with all of the other information included in this report, before investing in our common stock. Those risks and uncertainties encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described. Risks that we do not know about could occur and issues we now view as minor could become more important. If any of these risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document

101.SCH *	Inline XBRL Taxonomy Schema

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase

101.DEF *	Inline XBRL Taxonomy Definition Linkbase

101.LAB *	Inline XBRL Taxonomy Label Linkbase

101.PRE *	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Norris Industries, Inc.

Date: July 13, 2022	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer) and Chairman of Board

Date: July 13, 2022	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
President of the Oil and Gas Division and Director

