Form 10-Q
period 2022-08-31
Norris Industries, Inc.
filed 2022-10-14
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

or

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

As October 14, 2022 the registrant had 90,883,013 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

August 31, 2022

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2022 AND FEBRUARY 28, 2022

(UNAUDITED)

	August 31, 2022	February 28, 2022
ASSETS
Current Assets
Cash	$166,797	$139,569
Accounts receivable - oil & gas	39,940	70,946
Total Current Assets	206,737	210,515

Oil and Gas Property - Full Cost Method
Properties subject to depletion	2,994,283	2,982,455
Less: accumulated depletion and impairment	(2,823,350)	(2,805,902)
Total Oil and Gas Property, net	170,933	176,553

Total Assets	$377,670	$387,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$103,534	$139,404
Total Current Liabilities	103,534	139,404

Convertible note payable - related party	3,700,000	3,600,000
Accounts payable and accrued expenses – related parties-long term	398,173	340,502
Asset retirement obligations	118,071	92,822
Total Liabilities	4,319,778	4,172,728

Stockholder’s Deficit
Preferred stock, $0.001 par value per share, 20,000,000 shares authorized:	-	-
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000

Common stock, $0.001 par value per share, 150,000,000 shares authorized, 90,883,013 shares issued and outstanding	90,883	90,883
Additional paid-in capital	6,286,399	6,286,399
Accumulated deficit	(10,320,390)	(10,163,942)
Total Stockholder’s Deficit	(3,942,108)	(3,785,660)
Total Liabilities and Stockholder’s Deficit	$377,670	$387,068

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2022 AND 2021

(UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021

Revenues
Oil and gas sales	$206,815	$71,197	$359,456	$197,838

Total Revenues	206,815	71,197	359,456	197,838

Operating Expenses
Lease operating expenses	158,302	108,672	322,752	287,645
General and administrative expenses	20,478	42,358	104,612	150,335
Depletion, depreciation, and accretion	14,572	10,194	30,869	32,404

Total Operating Expenses	193,352	161,224	458,233	470,384

Income (loss) from Operations	13,463	(90,027)	(98,777)	(272,546)

Other Expense
Interest expense	(29,189)	(26,764)	(57,671)	(52,435)
Total Other Expense	(29,189)	(26,764)	(57,671)	(52,435)

Net Loss	$(15,726)	$(116,791)	$(156,448)	$(324,981)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	90,883,013	90,883,013	90,883,013	90,883,013

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED AUGUST 31, 2021 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 1, 2021	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(9,664,995)	$(3,286,713)

Net loss	-	-	-	-	-	(208,190)	(208,190)

Balance, May 31, 2021	1,000,000	1,000	90,883,013	90,883	6,286,399	(9,873,185)	(3,494,903)

Net loss	-	-	-	-	-	(116,791)	(116,791)
Balance, August 31, 2021	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(9,989,976)	$(3,611,694)

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED AUGUST 31, 2022 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 1, 2022	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(10,163,942)	$(3,785,660)

Net loss	-	-	-	-	-	(140,722)	(140,722)

Balance, May 31, 2022	1,000,000	1,000	90,883,013	90,883	6,286,399	(10,304,664)	(3,926,382)

Net loss	-	-	-	-	-	(15,726)	(15,726)
Balance, August 31, 2022	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(10,320,390)	$(3,942,108)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2022 AND 2021

(UNAUDITED)

	2022	2021

Cash Flows from Operating Activities
Net loss	$(156,448)	$(324,981)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, depreciation and accretion	30,869	32,404
Changes in operating assets and liabilities
Accounts receivable – oil and gas	31,006	(3,910)
Accounts payable and accrued expenses	(35,870)	(32,078)
Accounts payable and accrued expenses – related party	57,671	52,435
Net Cash used in Operating Activities	(72,772)	(276,130)

Cash Flows from Financing Activities
Proceeds from related party loans	100,000	200,000

Net Cash provided by Financing Activities	100,000	200,000

Net Increase (Decrease) in Cash	27,228	(76,130)

Cash - beginning of period	139,569	160,631

Cash - end of period	$166,797	$84,501

Noncash Investing and Financing Activities
Change in estimate of asset retirement obligations	$11,828	$9,311

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

The Company has incurred continuing losses since 2016, including a loss of $498,947 and $156,448 for the fiscal year ended February 28, 2022, and the six-month ended August 31, 2022, respectively. During the six months ended August 31, 2022, the Company incurred cash losses of approximately $72,772 from its operating activities. As of August 31, 2022, the Company had a cash balance of approximately $167,000 and working capital of approximately $103,000.

The Company’s principal capital and exploration expenditures during next fiscal year are expected to relate to selected well workovers on its Jack and Palo Pinto County acreages. The Company believes that it has the ability to fund its costs for such expenditures from cash on-hand and available funds from its line of credit. As of August 31, 2022, the Company had $500,000 available to borrow under its existing credit line with JBB Partners, Inc. (“JBB”), an affiliate of the Company’s Chief Executive Officer. The credit line’s maturity date is September 30, 2023. The Company expects the line of credit to be extended under similar terms prior to maturity.

The Company believes that it has sufficient cash on hand and available funds from its credit line to fund its costs for such expenditures as well as other operating costs, for the 12-month period subsequent to issuance of these consolidated financial statements.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to Norris Industries, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per common share since the inclusion of these shares would be anti-dilutive for the three and six months ended August 31, 2022 and 2021:

	2022	2021
Stock options	-	-
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	22,250,000	18,500,000
Total common shares to be issued	88,916,667	85,166,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At August 31, 2022, the Company had no uninsured cash balances. The Company has not experienced any losses on such accounts.

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

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows

Note 2 – Revenue from Contracts with Customers

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and six months ended August 31, 2022, and 2021:

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Oil sales	$102,795	$40,671	$214,320	$141,557
Natural gas sales	104,020	30,526	145,136	56,281
Total	$206,815	$71,197	$359,456	$197,838

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of August 31, 2022 and February 28, 2022.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the six months ended August 31, 2022:

	February 28, 2022	Additions	Change in Estimates	August 31, 2022

Oil and gas properties, subject to depletion	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	52,218	-	11,828	64,046
Accumulated depletion	(2,805,902)	(17,448)	-	(2,823,350)
Total oil and gas assets	$176,553	$(17,448)	$11,828	$170,933

The depletion recorded for production on proved properties for the six months ended August 31, 2022 and 2021 amounted to $17,448 and $35,118, respectively. The depletion recorded for production on proved properties for the three months ended August 31, 2022, and 2021, amounted to $10,110 and $10,592, respectively.

During the three and six months ended August 31, 2022, and 2021, there were no ceiling test write-downs of the Company’s oil and gas properties.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the six months ended August 31, 2022:

Asset retirement obligations as of February 28, 2022	$92,822
Additions	-
Current year revision of previous estimates	11,828
Accretion adjustment during the six months ended August 31, 2022	13,421
Asset retirement obligations as of August 31, 2022	$118,071

During the three and six months ended August 31, 2021, the Company recognized accretion expense of negative $2,316 and $2,714, respectively. During the three and six months ended August 31, 2022, the Company recognized accretion expense of $4,462 and $13,421, respectively.

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

During the three and six months ended August 31, 2022, draws of $-0- and $100,000, respectively, of additional funds were advanced to the Company under the Loan Note. As of August 31, 2022, the Company had availability of $500,000 on its existing credit line with JBB.

The Company recognized interest expense of $57,671 and $52,435 for the six months ended August 31, 2022 and 2021, respectively. The Company recognized interest expense of $29,189 and $26,764 for the three months ended August 31, 2022 and 2021, respectively.

Note 6 – Commitments and Contingencies

Office Lease

As of September 1, 2018, the Company moved to the offices of International Western Oil (“IWO”) in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the three and six months ended August 31, 2022, the Company incurred $2,850 and $5,700, respectively, of rent expense under this lease that is included in lease operating expenses on the consolidated statement of operations.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the King County, Texas lease acreage, 640 acres expired in June 2021 and the Company chose not to extend this lease.

Note 7 – Subsequent Event

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

Our business and operations were adversely affected by and are expected to continue to be adversely affected by the recent COVID-19 pandemic and the public health response and may be adversely affected in the future by other similar outbreaks. Our operations, and those of our subcontractors, customers and suppliers, have experienced and are anticipated to continue to experience delays or disruptions and temporary suspensions of operations. In addition, our financial condition and results of operations have been and are likely to continue to be adversely affected by the coronavirus outbreak and have somewhat recovered due to significant recovery of oil and gas prices.

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

As result of COVID-19 the Company took a pause on any activity in the past year . Now that energy prices appear to have stabilized, the Company may review new acquisition opportunities, and when it does, will follow model which is based on a concept that has been proven in the past to be an effective and successful path of development for many other well- known E&P players:

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

Results of Operations

Comparison of the Three Months Ended August 31, 2022, with the Three Months Ended August 31, 2021

Revenues

The Company generated revenues of $206,815 from oil and gas sales for the three months ended August 31, 2022, compared to $71,197 for the three months ended August 31, 2021. The increase in revenues mainly came from an increase in the market price of the Company’s oil and gas.

Operating Expenses

Operating expenses for the three months ended August 31, 2022, and 2021 were $178,780 and $151,030, respectively. Our lease operating expenses increased and were $158,302 for the three-month period ended August 31, 2021, compared to $108,672 for the three-month period ended August 31, 2021, that was related to higher variable lease operating expenses as a result of the higher production during the current period. Our general and administrative expense decreased to $20,478 for the three-month period ended August 31, 2022, compared to $42,358 for the three-month period ended August 31, 2021, primarily because of implemented cost cutting measures.

Depletion and Accretion Expenses

For the three months ended August 31, 2022 and 2021, the Company recorded depletion and accretion expense of $14,572 and $10,194, respectively, related to depletion of oil and gas properties and revision of asset retirement obligations estimate.

Other Expense

For the three months ended August 31, 2022 and 2021, the Company recorded interest expense of $29,189 and $26,764, respectively, related to additional draws from the related party loans.

Net Loss

We had a net loss in the amount of $15,726 for the three months ended August 31, 2022, compared to a net loss of $116,791 for the three months ended August 31, 2021. The decrease in losses was primarily related to a reduction in general and administrative expenses and higher revenue due to higher oil and gas market prices.

Comparison of the Six Months Ended August 31, 2022 with the Six Months Ended August 31, 2021

Revenues

The Company generated revenues of $359,456 from oil and gas sales for the six months ended August 31, 2022, compared to $197,838 for the six months ended August 31, 2021. The increase in revenues mainly came from an increase in the market price of the Company’s oil and gas.

Operating Expenses

Operating expenses for the six months ended August 31, 2022, and 2021 were $427,364 and $437,980, respectively. Our lease operating expenses increased and were $322,752 for the six-month period ended August 31, 2022, compared to $287,645 for the six-month period ended August 31, 2021, that was primarily related to slightly higher variable lease operating expenses as a result of higher efforts during the current period. Our general and administrative expense decreased slightly to $104,612 for the six-month period ended August 31, 2022, compared to $150,335 for the six-month period ended August 31, 2021, primarily because of implemented cost cutting measures.

Depletion and Accretion Expenses

For the six months ended August 31, 2022, and 2021, the Company recorded depletion and accretion expense of $30,869 and $32,404, respectively, related to depletion of oil and gas properties and revision of asset retirement obligations estimate.

Other Expense

For the six months ended August 31, 2022, and 2021, the Company recorded interest expense of $57,671 and $52,435, respectively, related to additional draws from the related party loans.

Net Loss

We had a net loss in the amount of $156,448 for the six months ended August 31, 2022, compared to a net loss of $324,981 for the six months ended August 31, 2021. The decrease in losses was primarily related to a reduction in general and administrative expenses and higher revenue due to higher oil and gas market prices.

Liquidity and Capital Resources

As of August 31, 2022, the Company had cash on-hand of $166,797.

Net cash used by operating activities during the six months ended August 31, 2022, was $72,772, compared to cash used in operating activities of $276,130 for the same period in 2021. The decrease was mainly related to lower expenses due to less workover repairs recognized during the six months ended August 31, 2022 compared to the six months ended August 31, 2021.

Net cash provided by financing activities for six months ended August 31, 2022, was $100,000, related to proceeds of $100,000 from the Company’s line of credit with JBB, compared to cash provided by financing activities of $200,000 for the same period in 2021, related to proceeds from the Company’s line of credit with JBB.

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

The Company will require additional financing to support its operations and to pursue its acquisition program. As of August 31, 2022, the Company had availability of $500,000 on its existing credit line with JBB. If the Company requires additional financing beyond what is available under its existing credit line, it does not have any committed sources of financing at this time. If it is unable to obtain financing, it will have to reduce or curtail its operations and acquisition program. There is no assurance that it will be able to obtain financing in the future, and even if financing is available, it may not be on terms acceptable to the Company.

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

The consolidated financial statements of the Company have been prepared on a going concern basis. The Company will either have to increase its operating revenues to a point to be able to cover its operating expenses or obtain funding from other investors or lenders. There is no assurance that the Company will be able to increase its revenues or obtain funding. The Company believes that it will experience revenue disruption and declines as a result of the COVID-19 pandemic and the government response thereto as well as the war and general political instability in Europe due to Russian Federation invasion of Ukraine. If it is not able to do so, it will have to adjust operations or cease operations. There is no assurance that the Company will be able to continue its operations. In such instances, investors will suffer a loss in the value of their investment in the Company.

On May 2, 2022, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding Loan Note and promissory note agreement to September 30, 2023. The Company expects the line of credit to be extended under similar terms prior to maturity.

Off-Balance Sheet Arrangements

As of August 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2022 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2022 annual report on Form 10-K in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended August 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 15, 2022 (the “2022 10-K”), together with all of the other information included in this report, before investing in our common stock. Those risks and uncertainties encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described. Risks that we do not know about could occur and issues we now view as minor could become more important. If any of these risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Norris Industries, Inc.

Date: October 14, 2022	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer)

Date: October 14, 2022	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
President of the Oil and Gas Division and Director

