Form 10-Q
period 2022-11-30
Norris Industries, Inc.
filed 2023-01-17
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

or

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

As of January 14, 2023, the registrant had 90,883,013 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

November 30, 2022

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF NOVEMBER 30, 2022 AND FEBRUARY 28, 2022

(UNAUDITED)

	November 30, 2022	February 28, 2022
ASSETS
Current Assets
Cash	$177,383	$139,569
Accounts receivable - oil & gas	52,600	70,946
Total Current Assets	229,983	210,515

Oil and Gas Property - Full Cost Method
Properties subject to depletion	3,003,823	2,982,455
Less: accumulated depletion and impairment	(2,832,104)	(2,805,902)
Total Oil and Gas Property, net	171,719	176,553
Total Assets	$401,702	$387,068

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Convertible note payable – related party	$3,800,000	$-
Accounts payable and accrued expenses – related party	427,381	-
Accounts payable and accrued expenses	112,952	139,404
Total Current Liabilities	4,340,333	139,404

Convertible note payable - related party	-	3,600,000
Accounts payable and accrued expenses - related party	-	340,502
Asset retirement obligations	138,121	92,822
Total Liabilities	4,478,454	4,172,728

Stockholders’ Deficit
Preferred stock, $0.001 par value per share, 20,000,000 shares authorized:
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized, 90,883,013 shares issued and outstanding	90,883	90,883
Additional paid-in capital	6,286,399	6,286,399
Accumulated deficit	(10,455,034)	(10,163,942)
Total Stockholders’ Deficit	(4,076,752)	(3,785,660)
Total Liabilities and Stockholders’ Deficit	$401,702	$387,068

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2022 AND 2021

(UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021

Revenues
Oil and gas sales	$105,661	$105,030	$465,117	$302,868

Total Revenues	105,661	105,030	465,117	302,868

Operating Expenses
Lease operating expenses	166,604	160,498	489,356	448,143
General and administrative expenses	25,229	58,816	129,841	209,151
Depletion, depreciation and accretion	19,264	14,654	50,133	47,058

Total Operating Expenses	211,097	233,968	669,330	704,352

Loss from Operations	(105,436)	(128,938)	(204,213)	(401,484)

Interest Expense	(29,208)	(27,403)	(86,879)	(79,838)

Total Other Expense	(29,208)	(27,403)	(86,879)	(79,838)

Net Loss	$(134,644)	$(156,341)	$(291,092)	$(481,322)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	90,883,013	90,883,013	90,883,013	90,883,013

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2021 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, March 1, 2021	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(9,664,995)	$(3,286,713)

Net loss	-	-	-	-	-	(208,190)	(208,190)

Balance, May 31, 2021	1,000,000	1,000	90,883,013	90,883	6,286,399	(9,873,185)	(3,494,903)

Net loss	-	-	-	-	-	(116,791)	(116,791)

Balance, August 31, 2021	1,000,000	1,000	90,883,013	90,883	6,286,399	(9,989,976)	(3,611,694)

Net loss	-	-	-	-	-	(156,341)	(156,341)

Balance, November 30, 2021	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(10,146,317)	$(3,768,035)

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2022 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, March 1, 2022	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(10,163,942)	$(3,785,660)

Net loss	-	-	-	-	-	(140,722)	(140,722)

Balance, May 31, 2022	1,000,000	1,000	90,883,013	90,883	6,286,399	(10,304,664)	(3,926,382)

Net loss	-	-	-	-	-	(15,726)	(15,726)

Balance, August 31, 2022	1,000,000	1,000	90,883,013	90,883	6,286,399	(10,320,390)	(3,942,108)

Net loss	-	-	-	-	-	(134,644)	(134,644)

Balance, November 30, 2022	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(10,455,034)	$(4,076,752)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2022 AND 2021

(UNAUDITED)

	2022	2021

Cash Flows from Operating Activities
Net loss	$(291,092)	$(481,322)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, depreciation and accretion	50,133	47,058
Changes in operating assets and liabilities
Accounts receivable - oil and gas	18,346	(19,349)
Accounts payable and accrued expenses	(26,452)	10,025
Accounts payable and accrued expenses - related party	86,879	79,835
Net Cash used in Operating Activities	(162,186)	(363,753)

Cash Flows from Financing Activities
Proceeds from related party loans	200,000	300,000
Net Cash provided by Financing Activities	200,000	300,000

Net Increase (Decrease) in Cash	37,814	(63,753)
Cash - beginning of period	139,569	160,631

Cash - end of period	$177,383	$96,878

Noncash Investing and Financing Activities
Change in estimate of asset retirement obligations	$21,368	$10,075

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

The Company has incurred continuing losses since 2016, including a loss of $498,947 and $465,117 for the fiscal year ended February 28, 2022, and the nine-month ended November 30, 2022, respectively. During the nine months ended November 30, 2022, the Company incurred cash losses of approximately $162,000 from its operating activities. As of November 30, 2022, the Company had a cash balance of approximately $177,000 and working capital of approximately negative $4,100,000.

As of November 30, 2022, the Company had $400,000 available to borrow under its existing credit line with JBB Partners, Inc. (“JBB”), an affiliate of the Company’s Chief Executive Officer. The credit line’s maturity date was extended to February 29th 2024. The Company believes that it has sufficient cash on hand and available funds from its credit line to fund its costs for such expenditures as well as other operating costs, for the 12-month period subsequent to issuance of these consolidated financial statements.

In the event that the Company requires additional capital to fund higher operational losses or oil and gas property lease purchases for fiscal year ending February 28, 2023 and beyond, the Company expects to seek additional capital from one or more sources via restricted private placement sales of equity and debt securities from those other than JBB. However, there can be no assurance that the Company would be able to secure the necessary capital to fund its costs on acceptable terms, or at all. If, for any reason, the Company is unable to fund its operations, it would have to undertake other aggressive cost cutting measures and then be subject to possible loss of some of its rights and interests in prospects to curtail operations and forced to forego opportunities or in worst case, cease operations.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to the Company’s shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per common share since the inclusion of these shares would be anti-dilutive for the nine months ended November 30, 2022 and 2021:

	2022	2021
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	23,500,000	19,750,000
Total common shares to be issued	90,166,667	86,416,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At November 30, 2022, none of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

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

Note 2 – Revenue from Contracts with Customers

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and nine months ended November 30, 2022 and 2021:

	Three Months Ended November30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Oil sales	$47,170	$59,553	$261,490	$201,110
Natural gas sales	58,491	45,477	203,627	101,758
Total	$105,661	$105,030	$465,117	$302,868

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of November 30, 2022 and February 28, 2022.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended November 30, 2022:

	February 28, 2022	Additions	Change in Estimates	November 30, 2022

Oil and gas properties, subject to depletion	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	52,218	-	21,368	73,586
Accumulated depletion	(2,805,902)	(26,202)	-	(2,832,104)
Total oil and gas assets	$176,553	$(26,202)	$21,368	$171,719

The depletion recorded for production on proved properties for the nine months ended November 30, 2022 and 2021, amounted to $50,133 and $47,952, respectively. The depletion recorded for production on proved properties for the three months ended November 30, 2022 and 2021, amounted to $19,264 and $12,834, respectively. During the three and nine months ended November 30, 2022 and 2021, there were no ceiling test write-downs of the Company’s oil and gas properties.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the nine months ended November 30, 2022:

Asset retirement obligations as of February 28, 2022	$92,822
Additions	-
Current year revision of previous estimates	21,368
Accretion adjustment during the nine months ended November 30, 202	23,931
Asset retirement obligations as of November 30, 2022	$138,121

During the three and nine months ended November 30, 2022, the Company recognized accretion expense of negative $10,510 and $23,931, respectively. During the three and nine months ended November 30, 2021, the Company recognized accretion expense adjustments of $1,820 and $(894), respectively.

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

During the three and nine months ended November 30, 2022, $100,000 and $200,000 additional funds advanced to the Company under the Loan Note, respectively. As of November 30, 2022, the Company had availability of $400,000 on its existing credit line with JBB and has secured an extension of its credit line for use until February 29th 2024.

The Company recognized interest expense of $86,879 and $79,838 for the nine months ended November 30, 2022 and 2021, respectively. The Company recognized interest expense of $29,208 and $27,403 for the three months ended November 30, 2022 and 2021, respectively.

Note 6 – Commitments and Contingencies

Office Lease

As of September 1, 2018, the Company moved to the offices of IWO in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the three and nine months ended November 30, 2022, the Company incurred $2,850 and $8,550, respectively, of rent expense under this lease that is included in general and administrative expenses on the statement of operations.

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

Overview

Norris Industries, Inc. (the “Company”, “we”, or “us”) is an oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. As of March 1, 2022 the SEC Non-Escalated Analysis of Estimated Proved Reserve of our various leases in Jack County and Palo-Pinto County, the Ratliff leases, the Marshall-Walden, and the Bend Arch Lion 1A and Bend Arch Lion 1B leaseholds, is a total of 29 Mbbl in oil net reserves, plus there are 150 MMcf in natural gas net reserves within total of BOE equivalent of 54 Mbbl in gross reserves, which is down from prior year by 322 Mbbl due to reduction of expected production as result of well workover issues.

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

The future potential impacts of the COVID-19 outbreak is currently still unknown. The continuation or amplification of this virus could continue to affect the United States and global economy. The recent resurgent of outbreaks in China may affect prices and cause further disruptions on the broader demand for oil and gas. Prices and demand could further be affected as a result of the invasion of Ukraine by Russian forces in 2022.

The coronavirus pandemic has resulted in a widespread health crisis that may adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect our operating results. Other contagious diseases in the human population could have similar adverse effects.

These unprecedented situations may continue to affect the same for the foreseeable future. As the impact from COVID-19, and Ukraine invasion are difficult to predict, the extent to which it will negatively or positively affect our operating results, or the duration of any potential business disruption is uncertain. The magnitude and duration of any impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 or the Ukrainian war and the actions taken by various governmental authorities related to the Ukrainian war or to treat the pandemic and related impacts, all of which are beyond our control.

These potential impacts, while uncertain, have already impacted our 2023 results of operations, and are anticipated to have an unknown impact on multiple future quarters’ results as well.

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

Our management’s time in the petroleum markets and our ability to contract experienced geology expertise, allows us to identify and secure acreage with potential reserves. Management believes that the Company’s near prospects as a public company could become attractive as a potential merger candidate for acquisition of a private enterprise.

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

As result of COVID-19 the Company took a pause on any activity in the past year. Now that energy prices appear to have stabilized, the Company may review new acquisition opportunities, and when it does, will follow model which is based on a concept that has been proven in the past to be an effective and successful path of development for many other well- known E&P players:

a) The financed acquisition of mature smaller oil fields that have potential for instituting EOR incremental production processes; and

b) Develop strategic partnerships with existing operators to share production increases garnered through the implementation of this EOR plan.

The Company has plans to limit its operating budget for current wells to basic maintenance and has not determined whether to spend for any new drill programs in the near future

Results of Operations

Comparison of the Three Months Ended November 30, 2022, with the Three Months Ended November 30, 2021

Revenues

The Company generated revenues of $105,661 from oil and gas sales for the three months ended November 30, 2022, compared to $105,030 for the three months ended November 30, 2021. The revenues are consistent for the two quarters ended November 30, 2022 and 2021.

Operating Expenses

Total operating expenses for the three months ended November 30, 2022, and 2021 were $211,097 and $233,968, respectively. Our lease operating expenses increased and were $166,604 for the three-month ended November 30, 2022, compared to $160,498 for the three-month ended November 30, 2021, that was primarily related to higher production during the current quarter than the same quarter in the prior year. Our general and administrative expense decreased to $25,229 for the three-month period ended November 30, 2022, compared to $58,816 for the three-month period ended November 30, 2021, primarily because of implemented cost cutting measures.

Depletion and Accretion Expenses

For the three months ended November 30, 2022, and 2021, the Company recorded depletion and accretion expense of $19,264 and $14,654, respectively, related to depletion of oil and gas properties and revision of asset retirement obligations estimate.

Other Income (Expense)

For the three months ended November 30, 2022, and 2021, the Company recorded interest expense of $29,208 and $27,403, respectively, related to outstanding related party debts.

Net Loss

We had a net loss in the amount of $134,644 for the three months ended November 30, 2022, compared to a net loss of $156,341 for the three months ended November 30, 2021. The decrease in loss was primarily related to lower operating expenses incurred from the Company’s oil and gas properties because of reduction in the general and administrative expense.

Comparison of the Nine Months Ended November 30, 2022 with the Nine Months Ended November 30, 2021

Revenues

The Company generated revenues of $465,117 from oil and gas sales for the nine months ended November 30, 2022, compared to $302,868 for the nine months ended November 30, 2021. The increase in revenues mainly came from an increase in the market price of the Company’s oil and gas.

Operating Expenses

Operating expenses for the nine months ended November 30, 2022, and 2021 were $669,330 and $704,352, respectively. Our lease operating expenses decreased and were $489,356 for the nine-month period ended November 30, 2022, compared to $448,143 for the nine-month period ended November 30, 2021, that was primarily related to higher lease operating expenses as a result of the higher production during the current period. Our general and administrative expense increased to $129,841 for the nine-month period ended November 30, 2022, compared to $209,151 for the nine-month period ended November 30, 2021, primarily because of implemented cost cutting measures.

Depletion and Accretion Expenses

For the nine months ended November 30, 2022, and 2021, the Company recorded depletion and accretion expense of $50,133 and $47,058, respectively, related to depletion of oil and gas properties and revision of asset retirement obligations estimate.

Other Income (Expense)

For the nine months ended November 30, 2022 and 2021, the Company recorded interest expense of $86,879 and $79,838, respectively, related to outstanding related party debts.

Net Loss

We had a net loss in the amount of $291,092 for the nine months ended November 30, 2022, compared to a net loss of $481,322 for the nine months ended November 30, 2021, primarily because of implemented cost cutting measures.

Liquidity and Capital Resources

As of November 30, 2022, the Company had cash on-hand of $177,383.

Net cash used by operating activities during the nine months ended November 30, 2022, was $162,186, compared to cash used in operating activities of $363,753 for the same period in 2021. The decrease was mainly related to lower general and administrative expenses.

Net cash provided by financing activities for nine months ended November 30, 2022 was $200,000, related to proceeds of $200,000 from the Company’s line of credit with JBB, compared to cash provided by financing activities of $300,000 for the same period in 2021, primarily related to proceeds of $300,000 from the Company’s line of credit with JBB.

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

The Company will require additional financing to support its operations and to pursue its acquisition program. As of November 30, 2022, the Company had availability of $400,000 on its existing credit line with JBB. If the Company requires additional financing beyond what is available under its existing credit line, it does not have any committed sources of financing at this time. If it is unable to obtain financing, it will have to reduce or curtail its operations and acquisition program. There is no assurance that it will be able to obtain financing in the future, and even if financing is available, it may not be on terms acceptable to the Company.

To date, the funding during the past four fiscal years to support operations and facilitate some acquisitions has been provided by the largest shareholder of the Company. This individual does not have any legal obligation to continue to provide funding to the Company. Yet the majority owner has indicated a willingness, and provided some assurances, to selectively review and determine added funding for certain low risk initiatives on those oil and gas wells in which the Company has either a 100% or a majority working interest in order to increase its existing production. Our majority shareholder expects, but is not legally obligated, to provide funding for the Company’s capital expenditure program for fiscal year 2023. Such funding may be provided in the form of loans, issuance of equity or other means.

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

On May 2, 2022, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding Loan Note and promissory note agreement to September 30, 2023, with subsequent extension made January 10, 2023 for due dates of outstanding indebtedness changed to February 29th 2024.

Off-Balance Sheet Arrangements

As of November 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized, and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2022 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2022 Annual Report on Form 10-K.

There were no changes in our internal control over financial reporting during the nine months ended November 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Norris Industries, Inc.

Date: January 17, 2023	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer)

Date: January 17, 2023	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
President of the Oil and Gas Division and Director

