Form 10-K
period 2023-02-28
Norris Industries, Inc.
filed 2023-05-26
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2023

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

 If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

 Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: 19,561,864

Number of the issuer’s common stock outstanding as of May 26, 2023: 90,883,013

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” “NRIS,” “and the “Company,” they refer to Norris Industries, Inc. and our wholly-owned subsidiaries. “SEC” refers to the Securities and Exchange Commission.

ii

PART I

Item 1. Business.

Our Company

The Company was incorporated on February 19, 2014, as a Nevada corporation and is headquartered in Weatherford, Texas. The Company was formed to conduct operations in the oil and gas industry, and currently focuses on the development, production and maintenance of its existing crude oil and natural gas properties in Texas. On May 4, 2015, the Company initially acquired working interests from the Bend Arch Lion 1A and the Bend Arch Lion 1B Joint Ventures in Coleman County of Texas, encompassing a total production of 7 producing oil and gas wells on a total of 380 acres out of a total of 777-acre leaseholds indicating proven recoverable reserves. We believed that the Bend Arch Lion 1A and 1B Joint Ventures as parts of the total 777-acre leasehold have not been fully explored. The Company has managed the 45-acre Marshall Walden joint venture with 8 Woodbine Sand oil wells in Kilgore City, Texas. Additionally, the Company had a 640-acre lease in King County that expired in 2022. The Company chose not to renew the lease. The Company, in fiscal year 2018, also purchased producing oil and gas mineral leases on December 28, 2017, in the Texas counties of Jack County and Palo-Pinto County in North Central Western part of Texas. The leases were for 20 gross oil and gas wells on 2,790 gross acres with majority working and operating interests with daily production of 50 barrels of oil equivalent (“BOE”). During fiscal year 2020, the Company completed a purchase of the remaining 90% working interest ownership (“WI”) of the Marshall-Walden property that it did not own previously, and now owns 100% of the WI, with a 75% net revenue interest (“NRI”). Currently, NRIS holds approximately 4,200 total gross acres in leaseholds in various areas of the North Central, and in North East Texas regions. The Company plans to focus its limited resources on its existing leaseholds in the future.

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

Our Business Strategy

We are a small exploration & production (“E&P”) oil and natural gas company that focuses on the, development, production, and maintenance of its existing crude oil and natural gas properties in Texas. The Company’s goal is to tap into the high potential leases of the Central West Texas region of the United States, aiming to unlock the potential in the prolific Bend Arch-Fort Worth region. This area is approximately 120 miles long and 40 miles wide, running from Archer County, Texas in the north to Brown County, Texas in the south. The Company also will look at other acquisition opportunities in the Permian Basin, West Texas, East Texas and South Texas regions.

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

The Company’s long-term objective is to increase shareholder value by growing reserves, production and cash flow. As result we may seek to identify and consider acquisition opportunities of oilfield services companies and other non-oilfield companies that align with our operational plan to implement a diversified growth strategy

Notwithstanding the above stated objectives, the ramifications of the pandemic containment measures and consequent disruptions to the United States and world economies due to the COVID – 19 viral outbreaks had an adverse impact on the overall business of the Company and the industry in which it operates. The demand for oil and gas has impacted all producers as commodity prices of oil and gas has increased substantially, but so has inflation resulting in higher costs for materials, equipment, personnel and service providers. In addition, in early 2022 the industry faced added complications as result of the Russian Federation invasion of Ukraine. As result energy prices have risen; however, we are unable to predict exact supply and demand balances that will cause energy prices to be highly volatile and thus affect our revenues into the near future. Therefore, we anticipate that we may not be able to cover operating costs and will have to take cost cutting measures and seek continued operational financing.

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

Reservoir Estimate

As of March 1, 2023, our estimated gross proved oil and natural gas reserves, as prepared by our independent reserve engineering firm, Kurt Mire, PE, using SEC prices used throughout this report for crude oil, condensate, and natural gas were $71.67 per barrel of oil and $3.95 per MMBTU for Henry Hub gas. As a result of lease purchases from funding made available from our majority owner, we include 100% of our net oil reserves and 100% of our net natural gas reserves that were classified as proved producing that include values from the proved developed producing, proved behind pipe, and proved non-producing reserves categories as of March 1, 2023.

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

As of February 28, 2023, the 1A Venture property had four (4) gross oil and gas wells (1.58 net wells). The initial production of this property started in April 2014.

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

As of February 28, 2023, the 1B Venture property had six (6) gross oil and gas wells (3 net wells). The initial production of this property started in March 2015.

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

As of February 28, 2023, the Marshall Walden property had six (6) gross oil and gas wells (0.6 net wells) which are intermittently active, plus two (2) injection wells. There are no definitive plans currently; the Company expects to determine such in the next fiscal year. The initial production of this property started in September 2016.

The Stuart Leases of Jack County and Palo-Pinto County

The Jack County and Palo-Pinto County Stuart oil leases were purchased on December 28, 2017 and have twenty (20) gross oil and gas wells (15 net wells), which the management is operating production on its properties.

Reserve Information

The data below is based on the SEC Non-Escalated Analysis of Estimated Proved Reserve of the Jack County and Palo Pinto County associated leases as well as the Bend Arch Lion 1A and Bend Arch Lion 1B, and Marshall-Walden leaseholds in which the Company has certain minority interests. As of March 1, 2023, this evaluation report was prepared by an independent third-party Kurt Mire, a PE reservoir engineer based in Houston, Texas. To the extent able, the Company will concentrate on those wells in which the Company either owns a majority, or 100% of the working interest in such oil and gas property lease.

Estimated Proved Reserves

Net to Norris Industries, Inc.

SEC Non-Escalated Analysis

As of March 1, 2023

	Proved
	Developed	Proved	Proved Non-	Proved	Total BOE
	Producing	Behind Pipe	Producing	Shut-in	& Value
Net Reserve
Oil-BBL	13,100	7,100	1,500	-	21,700
Gas - Mcf	34,900	48,700	4,600	-	88,200

Income Data
Future Revenue	$1,439,000	$921,800	$164,500	-	$2,525,300
Expenses & Taxes	$977,800	$295,900	$54,700	-	$1,328,400

Investments Costs	$14,700	$49,200	$30,000	$112,500	$339,100
Undiscounted Cash Flows	$313,900	$575,700	$79,800	$(112,500)	$856,900
Discouted Cash Flows at 10%	$220,300	$460,700	$66,700	$(85,400)	$662,300

The unit prices used throughout this report for crude oil, condensate, and natural gas were $93.11 per barrel of oil and $6.10 per MMBTU for Henry Hub gas which are above current market prices. The reserve report unit prices are based upon the appropriate prices in effect the first trading day of each month from March 2022 through February 2023 and averaged for the year which ranged from low of $71.05 for to a high of $123.64 per barrel of oil for WTI crude.

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

THE OIL AND GAS INDUSTRY IS NO LONGER IN A SUBSTANTIAL DOWNTURN DUE TO RECOVERY FROM COVID-19 PANDEMIC.

During the 2023 fiscal year, we performed an analysis of our oil and gas properties in light of recovery from the COVID-19 pandemic, and the increase in oil and gas prices and anticipated economic conditions in our industry. As a result, we don’t believe there to be any further impairment expenses required due to prior reduction in carrying value of our oil and gas properties in the March 1, 2023, Reserve Report.

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

These potential impacts, while uncertain, have already impacted our 2024 fiscal year first quarter results of operations, and anticipated to have an unknown impact on multiple future quarters’ results as well.

OUR FINANCIAL STATEMENTS HAVE BEEN PREPARED ON A GOING CONCERN BASIS.

The Company has incurred continuing losses since 2016, including a loss of approximately $500,000 for the fiscal year ended February 28, 2023. During the fiscal year ended February 28, 2023, the Company accessed $300,000 in funding, and reduced its general and administrative costs, increased revenues, and incurred cash losses of approximately $288,000 from its operating activities. If we do not increase our income so as to be able to cover our operating expenses, we will need to obtain financing during the fiscal year to fund our operations. We do not have any specific sources of capital to be able to raise additional working capital. Our principal shareholder, who is not legally obligated to fund our operations, may provide funding, but there is no assurance that the shareholder will make a further capital investment or lend us operating funds. As of February 28, 2023, the Company had availability of $300,000 on its existing credit line with JBB Partners, Inc. (“JBB”), an entity that is owned and controlled by Mr. Patrick Norris, the Company’s Chief Executive Officer, and principal shareholder. If we are not able to obtain working capital funding, we will have to curtail our operations or cease operations. If either event occurs, investors will suffer a diminution in the value of their investment.

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

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which require that the Company engage legal, accounting, auditing and other professional services. The engagement of such services is costly. Additionally, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we design, implement, and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

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

Risks Related To The Exploration Business

IMPACT OF COVID-19 AND RUSSIAN INVASION OF UKRAINE ON OUR BUSINESS.

Our business and operations have been adversely affected by the pandemic in 2020. In 2021, as result of initial reopening of business activities in recovery from COVID-19, and the invasion of Ukraine by the Russian Federation in March 2022, there has been a substantial increase in oil and gas prices from higher demand on energy. However, we cannot predict the future and the exact impact it will have on energy services and commodity prices due to other similar outbreaks or a peaceful resolution to the war that could cause a rapid decline in overall energy prices. In May, 2023 the WHO and the US Government announced the technical ending of Covid-19 Pandemic conditions; we are unable to determine how any changes to such health emergencies might occur, or how the continuation of or outcome to the war being currently unknown and how these might affect the Company or energy prices in the future.

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

DISRUPTION OF OUR PROPOSED SUPPLY CHAIN COULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our ability and the ability of our suppliers, business partners, including drillers, operators, and independent buyers, to make, move and sell our products is critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to adverse weather conditions, natural disaster, fire, terrorism, the outbreak or escalation of armed hostilities, pandemics, strikes and other labor disputes or other reasons beyond our or their control, could impair our ability to produce oil. So far in fiscal year 2023, as a result of the COVID-19 pandemic and official reaction to the pandemic, as well as war in Ukraine there has been severe, far-reaching disruptions to the oil and gas industry, generally, which also is affecting the Company. We expect to experience additional losses and we may have to change production. We recognize that a failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

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

TERRORIST ATTACKS OR CYBER-INCIDENTS COULD RESULT IN INFORMATION THEFT, DATA CORRUPTION, OPERATIONAL DISRUPUTON AND/OR FINANCIAL LOSS.

Like most companies, we have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, to process and record financial and operating data, communicate with our business partners, analyze mine and mining information, estimate quantities of coal reserves, as well as other activities related to our businesses. Strategic targets, such as energy-related assets, may be at greater risk of future terrorist or cyber-attacks than other targets in the United States. Deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties, or cloud-based applications could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions and third-party liability. Our limited amount of insurance may not protect us against many type of such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

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

The common stock only trades occasionally, in low volume amounts. A recent trade was on May 4, 2023, for which day the closing price was approximately $0.0972.

Holders of Common Stock

As of May 12, 2023, we had 118 shareholders of record of our common stock. We believe we have at least an additional 100 shareholders, who hold their shares of common stock under “street name.”

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Norris Industries, Inc. (the “Company”, “we”, or “us”) is an oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. As of March 1, 2023 the SEC Non-Escalated Analysis of Estimated Proved Reserve of our various leases in Jack County and Palo-Pinto County, the Ratliff leases, the Marshall-Walden, and the Bend Arch Lion 1A and Bend Arch Lion 1B leaseholds, is a total of 29 Mbbl in oil net reserves, plus 150 MMcf in natural gas net reserves being out of total of BOE equivalent of 54 Mbbl in gross reserves, which is down from prior year by 322 Mbbl due to reduction of expected production as result of well workover issues.

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

Results of Operations

Revenues

The Company generated revenues of $526,447 from oil and gas production sales during the year ended February 28, 2023, compared to $452,291 during the year ended February 28, 2022. The increase in oil and gas sales revenues was primarily due to the increase in oil and gas prices obtained from buyers due to the increases of energy prices due to recovery of global demand and instability of possible supply disruptions due to Russia invasion of Ukraine.

Lease Operating Expenses

Lease operating expenses for the years ended February 28, 2023 and February 28, 2022, were $655,029 and $599,455, respectively. We incurred slightly higher lease operating expenses in 2023 primarily because of higher costs of operations primarily as a result of the increased prices of oil and gas due to recovering industry caused by the events described above.

Operating Expenses

Operating expenses for the years ended February 28, 2023 and February 28, 2022, were $192,294 and $203,682, respectively. The decrease was primarily due to management implementing cost controls to lower the general and administrative expenses incurred by the Company.

Depletion and Accretion Expenses

For the years ended February 28, 2023 and February 28, 2022, the Company recorded depletion and accretion expense of $67,727 and $41,109, respectively, related to depletion of oil and gas properties and amortization of asset retirement obligations. The increase was majorly resulted from higher assets obligation retirement estimated as of February 28, 2023, which was majorly due to higher interest rates.

Impairment Expense

For the years ended February 28, 2023, and February 28, 2022, the Company recorded impairment of $nil related to a ceiling test write-down of its oil and gas properties.

Other Income (Expense)

For the years ended February 28, 2023 and February 28, 2022, the Company recorded interest expense of $116,377 and $106,992, respectively. Higher interest expense was incurred in 2023 due to additional debt issuances to related parties in the current year.

Net Loss

Our operations resulted in a net loss in the amount of $504,980 for the year ended February 28, 2023, compared to a net loss of $498,947 for the year ended February 28, 2022. The increase was primarily related to higher lease operating expenses recognized during the current fiscal year and.

Liquidity and Capital Resources

On February 28, 2023, the Company had cash of $151,731.

Net cash used in operating activities during the year ended February 28, 2023, was $287,838, compared to cash used in operating activities of $421,062 for the same period in 2022. The decrease was primarily higher revenue recognized from our oil and gas properties.

Net cash used in investing activities during years ended February 28, 2023 and 2022, was $-0-.

During the year ended February 28, 2023, cash provided by financing activities was $300,000 related to proceeds from the Company’s related party loans. Net cash provided by financing activities during the year ended February 28, 2022, was $400,000, related to proceeds from the Company’s related party loans.

The Company will require additional financing to support its operations and to pursue its acquisition program. As of February 28, 2023, the Company had availability of $300,000 on its existing credit line with JBB. If the Company requires additional financing beyond what is available under its existing credit line, it does not have any committed sources of financing at this time. If it is unable to obtain financing, it will have to reduce or curtail its operations and acquisition program. There is no assurance that it will be able to obtain financing in the future, and even if financing is available, it may not be on terms acceptable to the Company.

To date, the funding during the past three fiscal years to support operations and facilitate some acquisitions has been provided by the largest shareholder of the Company. This individual does not have any legal obligation to continue to provide funding to the Company beyond the existing terms of the existing line of credit. Yet the majority owner has indicated a willingness, and provided some assurances, to selectively review and determine added funding for certain low risk initiatives on those oil and gas wells in which the Company has either a 100% or a majority working interest in order to increase its existing production. Our majority shareholder expects, but is not legally obligated, to provide funding for the Company’s capital expenditure program for fiscal year 2024. Such funding may be provided in the form of loans, issuance of equity or other means.

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

Off-Balance Sheet Arrangements

As of February 28, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

In May, 2023 the WHO and the US Government announced the technical ending of Covid-19 Pandemic conditions; we are unable to determine how any changes to such current or future health emergencies might occur, or how the continuation of or outcome to the war being currently unknown and how these might affect the Company or energy prices in the future

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of the Russian-Ukrainian conflict and future Pandemics as of February 28, 2023, and through the filing date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts and related reserves, and the carrying value of long-lived assets.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and the Board of Directors

Norris Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Norris Industries, Inc. (the “Company”) as of February 28, 2023 and 2022, the related consolidated statements of operations, stockholders’ deficit and cash flows, for the years then ended, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Depreciation, depletion and amortization (“DD&A”) of proved oil and gas properties

At February 28, 2023, the net carrying value of the Company’s oil and gas properties was $162,249 and depreciation, depletion and amortization (“DD&A”) expense was $67,727 for the year then ended. As described in Note 1 to the financial statements, the Company follows the full cost method of accounting for its oil and gas properties. Under the full cost method, all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing, and equipping of oil wells and administrative costs directly attributable to those activities and asset retirement costs. DD&A of the cost of proved oil and gas properties is calculated using the unit-of-production method based on proved oil and gas reserves, as estimated by the Company’s independent reserve engineering firm. Significant judgment is required in evaluating geoscience and engineering data when estimating proved oil and gas reserves. Estimating reserves also requires the use of inputs, including oil and gas prices and operating and capital costs assumptions, among others. Because of the complexity involved in estimating oil and gas reserves, management used an independent reserve engineering firm to estimate proved oil and gas reserves as of February 28, 2023.

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

Ridgeland, Mississippi

May 26, 2023

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

FEBRUARY 28, 2023 AND 2022

	2023	2022
ASSETS
Current Assets
Cash	$151,731	$139,569
Account receivable - oil & gas	24,151	70,946
Total Current Assets	175,882	210,515

Oil and Gas Property - Full Cost Method
Properties subject to amortization	3,006,271	2,982,455
Less: accumulated depletion and impairment	(2,844,022)	(2,805,902)
Total Oil and Gas Property, net	162,249	176,553
Total Assets	$338,131	$387,068

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$125,647	$139,404
Total Current Liabilities	125,647	139,404

Convertible notes payable - related party	3,900,000	3,600,000
Accounts payable and accrued expenses - related party - long-term	456,879	340,502
Asset retirement obligations	146,245	92,822

Total Liabilities	4,628,771	4,172,728

Stockholders’ Deficit
Preferred stock, $0.001 par value per share 20,000,000 shares authorized:	-	-
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 90,883,013 shares issued and outstanding	90,883	90,883
Additional paid-in capital	6,286,399	6,286,399
Accumulated deficit	(10,668,922)	(10,163,942)
Total Stockholder’s Deficit	(4,290,640)	(3,785,660)

Total Liabilities and Stockholders’ Deficit	$338,131	$387,068

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2023 AND 2022

	2023	2022

Revenues
Oil and gas sales	$526,447	$452,291
Total Revenues	526,447	452,291

Operating Expenses
Lease operating expenses	655,029	599,455
General and administrative expenses	192,294	203,692
Depletion, depreciation and accretion	67,727	41,109

Total Operating Expenses	915,050	844,246

Loss from Operations	(388,603)	(391,955

Interest Expenses	(116,377)	(106,992)

Net Loss	$(504,980)	$(498,947)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	90,883,013	90,883,013

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2023 AND 2022

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, February 28, 2021	1,000,000	1,000	90,883,013	$90,883	$6,286,399	$(9,664,995)	$(3,286,713)
Net loss	-	-	-	-	-	(498,947)	(498,947)
Balance, February 28, 2022	1,000,000	1,000	90,883,013	90,883	6,286,399	(10,163,942)	(3,785,660)

Net loss	-	-	-	-	-	(504,980)	(504,980)

Balance, February 28, 2023	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(10,668,922)	$(4,290,640)

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2023 AND 2022

	2023	2022
Cash Flow from Operating Activities
Net loss	$(504,980)	$(498,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and accretion	67,727	41,109
Changes in operating assets and liabilities:
Accounts receivable - oil & gas	46,795	(38,056)
Accounts payable and accrued expenses	(13,757)	(32,160)
Accounts payable and accrued expenses - related party	116,377	106,992
Net Cash Used in Operating Activities	(287,838)	(421,062)

Cash Flow from Financing Activities
Proceeds from related party loans	300,000	400,000
Net Cash Provided by Financing Activities	300,000	400,000

Net Increase (Decrease) in Cash	12,162	(21,062)

Cash – beginning of year	139,569	160,631

Cash – end of year	$151,731	$139,569

Supplemental Cash Flow Information
Interest paid	$-	$-
Income tax paid	$-	$-

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

On April 25, 2018, the Company incorporated a Texas registered subsidiary, Norris Petroleum, Inc., as its wholly-owned operating entity.

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

The timeline and potential magnitude of the Ukraine-Russia war is currently unknown. The Company has incurred continuing losses since 2016, including a loss of $504,980 for the fiscal year ended February 28, 2023. During the fiscal year ended February 28, 2023, the Company received $300,000 in funding from its credit line and incurred cash losses of $287,838 from its operating activities. As of February 28, 2023, the Company had $300,000 available to borrow under its existing credit line with JBB Partners, Inc. (“JBB”), an affiliate of the Company’s Chief Executive Officer. As of February 28, 2023, the Company had a cash balance of approximately $152,000 and working capital of $50,235.

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

In the event that the Company requires additional capital to fund higher operational losses or oil and gas property lease purchases for fiscal year ending February 28, 2024, the Company expects to seek additional capital from one or more sources via restricted private placement sales of equity and debt securities from those other than JBB. However, there can be no assurance that the Company would be able to secure the necessary capital to fund its costs on acceptable terms, or at all. If, for any reason, the Company is unable to fund its operations, it would have to undertake other aggressive cost cutting measures and then be subject to possible loss of some of its rights and interests in prospects to curtail operations and forced to forego opportunities or in worst case, cease operations.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to the Company’s shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per as the inclusion of these shares would be anti-dilutive for the years ended February 28, 2023 and February 28, 2022:

	2023	2022
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	24,750,000	21,000,000
Total Common Shares to be issued	91,416,667	87,666,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At February 28, 2023, $-0- of the Company’s cash balances was uninsured. The Company has not experienced any losses on such accounts.

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

Note 2 – Revenue from Contracts with Customers

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the years ended February 28, 2023 and 2022:

	2023	2022
Oil sales	$311,234	$293,872
Natural gas sales	215,213	158,419
Total	$526,447	$452,291

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of February 28, 2023 and February 28, 2022.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the years ended February 28, 2023 and 2022:

	February 28, 2021	Additions	Dispositions	February 28, 2022

Oil and gas properties, subject to amortization	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	58,919	(6,701)	-	52,218
Accumulated depletion	(2,768,306)	(37,596)	-	(2,805,902)
Total oil and gas assets	$220,850	$(44,297)	$-	$176,553

	February 28, 2022	Additions	Dispositions	February 28, 2023

Oil and gas properties, subject to amortization	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	52,218	23,816	-	76,034
Accumulated depletion	(2,805,902)	(38,120)	-	(2,844,022)
Total oil and gas assets	$176,553	$(14,304)	$-	$162,249

The depletion recorded for production on proved properties for the years ended February 28, 2023 and February 28, 2022, amounted to $38,120 and $37,596, respectively. During the years ended February 28, 2023 and February 28, 2022, the Company recognized no impairment expense, related to a ceiling test write-down of its oil and properties subjection to amortization.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the year ended February 28, 2023:

Asset retirement obligations as of February 28, 2022	$92,822
Additions	-
Current year revision of previous estimates	23,816
Accretion during the year ended February 28, 2023	29,607
Asset retirement obligations as of February 28, 2023	$146,245

During the year ended February 28, 2023, the Company increased the asset retirement obligations estimate by $23,816 and recognized accretion expense of $29,607. During the year ended February 28, 2022, the Company recognized accretion expense of $6,701.

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

On May 5, 2023, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding Loan Note and related accrued interest to September 30, 2024.

During the year ended February 28, 2023, JBB advanced $300,000 to fund the Company’s operations under the Loan Note. As of February 28, 2023, the Company had availability of $300,000 on its existing credit line with JBB.

During the year ended February 28, 2022, JBB advanced $400,000 to fund the Company’s operations under the Loan Note.

The Company recognized interest expense of $116,377 and $106,992 for the years ended February 28, 2023 and February 28, 2022, respectively. Accrued interest as of February 28, 2023 and February 28, 2022 was $456,879 and $342,001, respectively. As of February 28, 2023, and February 28, 2022, there was $3,900,000 and $3,600,000, respectively, outstanding under the Loan Note.

Subsequent to year end, an amendment was executed to extend the maturity of the Loan Note to September 30, 2024.

Note 6 – Commitments and Contingencies

Office Lease

As of September 1, 2018, the Company moved to the offices of International Western Oil Corp. (“IWO”), a related party, in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the years ended February 28, 2023 and February 28, 2022, the Company incurred $11,400 of rent expense under this lease that is included in general and administrative expenses on the consolidated statement of operations.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration.

Note 7 – Income Taxes

Due to the Company’s net losses and the valuation allowance provided on the related deferred tax assets, there were no provisions for income taxes for the years ended February 28, 2023 and February 28, 2022.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 21% for the years ended February 28, 2023 and February 28, 2022, respectively, are summarized as follows:

	2023	2022

Pretax book loss	$(106,046)	$(104,779)
Permanent differences:
Return to provision adjustment	-	258,989
Change in valuation allowance	106,046	(154,210)
Total tax expense	$-	$-

Deferred income tax assets for the years ended February 28, 2023 and February 28, 2022 are as follows:

Deferred Tax Assets	2023	2022

Net operating losses carry forwards	$2,204,681	$2,099,902
Others	106,046	104,779
Total deferred tax assets	2,310,727	2,204,681
Less valuation allowance	(2,310,727)	(2,204,681)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at February 28, 2023 and February 28, 2022. The net change in the total valuation allowance from February 28, 2023 and February 28, 2022, was a decrease of $106,046.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of February 28, 2023, and February 28, 2022, the Company did not have any significant uncertain tax positions or unrecognized tax benefits.

As of February 28, 2023, the Company has federal net operating loss carryforwards of approximately $11,003,458 for federal tax purposes, respectively. If not utilized, federal net operating loss carryforwards approximating $1.4 million will expire beginning in 2038. The remaining net operating loss carryforwards have no statutory expiration.

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

Note 8 – Supplemental Oil and Gas Disclosures (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities

The estimates of proved oil and gas reserves utilized in the preparation of these statements were prepared by Kurt Mire for the years ended February 28, 2023 and 2022, using reserve definitions and pricing requirements prescribed by the SEC. The Company used a combination of production performance and offset analogies, along with estimated future operating and development costs as provided by the Company and based upon historical costs adjusted for known future changes in operations or developmental plans, to estimate its reserves.

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. All estimates of proved reserves are determined according to the rules prescribed by the SEC. These rules indicate that the standard of “reasonable certainty” be applied to the proved reserve estimates. This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since February 28, 2023. The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company’s proved reserves are proved developed non-producing and proved behind pipe, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

All of the Company’s reserves are located in the United States.

	February 28, 2023	February 28, 2022
Proved oil and gas properties	$3,006,271	$2,982,455
Unproved oil and gas properties	-	-
Accumulated depreciation, depletion, amortization and impairment	(2,844,022)	(2,805,902)
Total acquisition, development and exploration costs	$162,249	$176,553

Estimated Quantities of Proved Oil and Gas Reserves

The following table sets forth proved oil and gas reserves together with the changes therein, proved developed reserves and proved undeveloped reserves for the years ended February 28, 2023 and 2022. Units of oil are in thousands of barrels (“MBbls”) and units of gas are in millions of cubic feet (“MMcf”). Gas is converted to barrels of oil equivalents (“MBoe”) using a ratio of six Mcf of gas per Bbl of oil.

	2023			2022
	Oil	Gas	BOE	Oil	Gas	BOE
Proved reserves:
Beginning of year	26	116	45	15	53	24
Revisions	(1)	4	(1)	16	93	31
Extensions and discoveries	-	-	-	-	-	-
Purchases of minerals-in-place
Sales of minerals-in-place	-	-	-	-	-	-
Production	(3)	(31)	(9)	(5)	(30)	(10)
End of year	22	89	35	26	116	45

Proved developed reserves:
Beginning of year	18	65	29	8	5	9
End of year	13	35	19	18	65	29

Proved not producing reserves:
Beginning of year	1	4	5	7	48	15
End of year	2	5	3	1	4	5

Proved undeveloped reserves behind pipe:
Beginning of year	-	-	-	-	-	-
End of year	7	49	15	7	46	15

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

Future cash inflows for 2023 were computed by applying the average price for the year to the year-end quantities of proved reserves. The 2023 average price for the year was calculated using the 12-month period prior to the ending date of the period covered by the report, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period. Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting year. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing and producing proved oil and natural gas reserves at the end of the year, based on year-end costs, assuming continuation of year-end economic conditions. Future income tax expense was computed by applying statutory rates, less the effects of tax credits for each period presented, and to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties, after consideration of available net operating loss and percentage depletion carryovers. Discounted future net cash flows have been calculated using a ten percent discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.

The estimated present value of future cash flows relating to prove reserves is extremely sensitive to prices used at any measurement period. The prices used for each commodity for the years ended February 28, 2023 and 2022, as adjusted, were as follows:

	Oil (Bbl) Using NYMEX WTI	Gas (Mcf) Using NYMEX Henry Hub
2023 (average price)	$93.11	$6.10
2022 (average price)	$71.67	$3.95

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

The following table sets forth the standardized measure of discounted future net cash flows relating to proven reserves for the years ended February 28, 2023 and 2022, respectively (stated in thousands):

	2023	2022
Future cash inflows	$2,525	$2,381
Future costs:
Production costs	(1,136)	(1,244)
Future tax expense	(192)	(182)
Future development costs	(339)	(189)
Future net cash flows	858	766
10% annual discount for estimated timing of cash flows	(196)	(164)
Standardized measure of discounted net cash flows	$662	$602

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows at 10% per annum for the years ended February 28, 2023 and 2022, respectively (stated in thousands):

	2023	2022
Increase (decrease):
Beginning of year	$602	$221
Sales of oil produced, net of production costs	153	147
Net changes in sales and transfer prices and in production costs and production costs related to future production	1,046	(220)
Previously estimated development costs incurred during the period	-	-
Changes in future development costs	(150)	(189)
Revisions of previous quantity estimates due to prices and performance	(11)	415)
Accretion of discount	60	22
Discoveries, net of future production and development costs associated with these extensions and discoveries	-	-
Purchases and sales of minerals in place	-	-
Timing and other	(1,038)	206
End of year	$662	$602

Note 9 - Subsequent Events

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) under the 2013 Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of February 28, 2023, our internal control over financial reporting is not effective. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at February 28, 2023:

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

(c) Changes in Internal Controls

No change in our internal control over financial reporting occurred during the last fiscal quarter ended February 28, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our principal officers and directors as of May 31, 2023. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

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

Item 11. Executive Compensation

Compensation of Executives

During the years ended February 28, 2023, and February 28, 2022. Mr. Patrick Norris received compensation of $1,500 per month for an annual amount of $18,000. Mr. Ross Ramsey was paid a monthly salary of $6,600 from the Company, for an annual amount of $79,200. No other amounts were paid, or benefits provided to Mr. Ross.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Directors and Executive Officers:
Patrick L. Norris, President, Chairman, Board of Directors and CEO/CFO (2)	57,840,000	65.64%
Ross Henry Ramsey, President of the Oil and Gas Division, and Director	500,000	0.01%
All directors and executive officers as a group (2 persons)	58,750,000	64.64%
5% Stockholders:
Patrick L. Riggs (3)	5,900,000	6.49

(1)	Based on 90,883,013 shares of common stock outstanding as of May 31, 2022.
(2)	Excludes (i) the number of shares of common stock into which the 1,000,000 Series A Preferred Stock may be converted, which currently is 66,666,667 shares of common stock and (ii) the number of shares of common stock into which the aggregate of $3,900,000 convertible notes, owned by JBB Partners, Inc, may be converted which currently is 19,500,000 shares of common stock.
(3)	This information is based upon the Schedule 13D filed by Patrick Riggs and Riggs Capital. The address for Patrick Riggs is 10530 Normont Drive, Houston, TX 77070.

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

During the years ended February 28, 2023 and February 28, 2022, IWO contributed no capital to the Company.

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

On May 5, 2023, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding Loan Note and related accrued interest to September 30, 2024.

During the year ended February 28, 2023, JBB advanced $300,000 to fund the Company’s operations under the Loan Note. As of February 28, 2023, the Company had availability of $300,000 on its existing credit line with JBB.

During the year ended February 28, 2022, JBB advanced $400,000 to fund the Company’s operations under the Loan Note.

The Company recognized interest expense of $116,377 and $106,992 for the years ended February 28, 2023 and February 28, 2022, respectively. Accrued interest as of February 28, 2023 and February 28, 2022 was $456,879 and $342,001, respectively. As of February 28, 2023, and February 28, 2022, there was $3,900,000 and $3,600,000, respectively, outstanding under the Loan Note.

Subsequent to year end, an amendment was executed to extend the maturity of the Loan Note to September 30, 2024.

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

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional services provided by HORNE LLP for the audit of our annual financial statements for the year ended February 28, 2023:

HORNE LLP	Year Ended February 28, 2023
Audit Fees (1)	$74,000
Audit-Related Fees (2)	-
Tax Fees (3)	14,000
All Other Fees (4)	-

Total	$88,000

The following table presents fees for professional services provided by HORNE LLP for the audit of our annual financial statements for the year ended February 28, 2022:

Marcum	Year Ended February 28, 2022
Audit Fees (1)	$74,000
Audit-Related Fees (2)	-
Tax Fees (3)	14,000
All Other Fees (4)	-

Total	$88,000

(1)	Audit fees include professional services rendered for (i) the audit of our annual financial statements for the years ended February 28, 2023 and 2022 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit fees.”

(3)	Tax fees include professional services relating to preparation of the annual tax return.

(4)	Other fees include professional services for review of various filings and issuance of consents.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of the following documents filed as part of the report:

(1)	See the index to our consolidated financial statements on page F-1 for a list of the financial statements being filed in this Annual Report.

(2)	All financial statement schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	See Item 15(b) below for all exhibits being filed or incorporated by reference herein.

(b)	Exhibits: The Exhibit Index attached to this Annual Report is incorporated by reference herein.

EXHIBITS – NORRIS INDUSTRIES, INC.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1(a)	Articles of Incorporation	S-1	3.1	6/3/2014

3.1(b)	Amendment to Articles of Incorporation (Change of Name, Increase in Capitalization, Creation of Blank Check Preferred)	8-K	3.1	2/26/2018

3.1(c)	Amendment to Articles of Incorporation (Creation of Series A Preferred Stock	8-K	3.2	2/26/2018

3.2	Bylaws	S-1	3.2	6/3/2014

4.1	Description of Securities				X

10.1	Acquisition Agreement, dated May 4, 2015, by and among International Western Oil Corporation and Norris Industries, Inc.	8-K	2.1	5/20/2015

10.1	Assignment, Conveyance and Bill of Sale between the Company and Cerberus Production, LLC, dated July 29, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on October 18, 2016)	10-Q	10.1	10/18/2016

10.2	Retainer Amendment Agreement with International Western Oil, dated October 1, 2015	10-Q	10.2	1/14/2016

10.3	Promissory Note between Company and JBB Partners, Inc dated May 21, 2020 modifications related to due date extension, and credit line terms and conditions.				X
X
21.1	List of Subsidiaries

31.1	Certification of Principal Executive Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

99.1	Reserve report of Kurt Mire, B.Sc.				X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Norris Industries, Inc.

Dated: May 26, 2023	By:	/s/ Patrick L. Norris
Patrick L Norris
Chief Executive Officer, President and Chief Financial Officer (Duly Authorized, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick L. Norris	Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and Chairman of Board	May 26, 2023
Patrick L Norris

/s/ Ross Henry Ramsey	Director of the Company and President of the Oil and Gas Division	May 26, 2023
Ross Henry Ramsey

