Form 10-Q
period 2023-05-31
Norris Industries, Inc.
filed 2023-07-14
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023.

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

As of July 10, 2023, the registrant had 90,883,013 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

May 31, 2023

2

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

MAY 31, 2023 AND FEBRUARY 28, 2023

(UNAUDITED)

	May 31, 2023	February 28, 2023
ASSETS
Current Assets
Cash	$43,673	$151,731
Account receivable - oil & gas	32,328	24,151
Total Current Assets	76,001	175,882

Oil and Gas Property - Full Cost Method
Properties subject to amortization	3,003,042	3,006,271
Less: accumulated depletion and impairment	(2,853,631)	(2,844,022)
Total Oil and Gas Property, net	149,411	162,249
Total Assets	$225,412	$338,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$166,518	$125,647
Total Current Liabilities	166,518	125,647

Convertible note payable - related party	3,900,000	3,900,000
Accounts payable and accrued expenses - related parties	487,630	456,879
Asset retirement obligations	143,242	146,245

Total Liabilities	4,697,390	4,628,771

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.001 par value per share 20,000,000 shares authorized	-	-
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 90,883,013 shares issued and outstanding	90,883	90,883
Additional paid-in capital	6,286,399	6,286,399
Accumulated deficit	(10,850,260)	(10,668,922)
Total Stockholder’s Deficit	(4,471,978)	(4,290,640)

Total Liabilities and Stockholders’ Deficit	$225,412	$338,131

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MAY 31, 2023 AND 2022

(UNAUDITED)

	2023	2022

Revenues
Oil and gas sales	$81,352	152,641
Total Revenues	81,352	152,641

Operating Expenses
Lease operating expenses	138,972	164,450
General and administrative expenses	83,132	84,134
Depletion, depreciation and accretion	9,835	16,297

Total Operating Expenses	231,939	264,881

Loss from Operations	(150,587)	(112,240)

Other Expenses
Interest expense	30,751	28,482
Total Other Expense	30,751	28,482

Net Loss	$(181,338)	(140,722)

Net loss per common share - basic and diluted	$(0.02)	(0.00)

Weighted average number of common shares outstanding - basic and diluted	90,883,013	90,883,013

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MAY 31, 2023

(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, February 28, 2023	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(10,668,922)	$(4,290,640)

Net loss	-	-	-	-	-	(181,338)	(181,338)

Balance, May 31, 2023	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(10,850,260)	$(4,471,978)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2023 AND 2022

(UNAUDITED)

	2023	2022
Cash Flow from Operating Activities
Net loss	$(181,338)	$(140,722)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, depreciation and accretion	9,835	16,297
Changes in operating assets and liabilities:
Accounts receivable - oil & gas	(8,177)	11,461
Accounts payable and accrued expenses	40,871	(372)
Accounts payable and accrued expenses - related parties	30,751	28,482
Net Cash Used in Operating Activities	(108,058)	(84,854)

Net Decrease in Cash	(108,058)	(84,854)
Cash – beginning of period	151,731	139,569

Cash – end of period	$43,673	$54,715

Noncash Investing and Financing Activities
Change in estimate of asset retirement obligations	$3,229	$9,424

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

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended February 28, 2023. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company’s consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which the Company has a controlling financial interest. All significant inter-company accounts and transactions have been eliminated in consolidation.

Liquidity and Capital Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements.

The timeline and potential magnitude of Ukraine-Russia war and its impact on the Company’s future operations is currently unknown. The Company has incurred continuing losses since 2016, including a loss of $504,980 and $181,338 for the fiscal year ended February 28, 2023, and the three-month ended May 31, 2023, respectively. During the three months ended May 31, 2023, the Company incurred cash losses of approximately $108,000 from its operating activities. As of May 31, 2023, the Company had a cash balance of approximately $44,000 and negative working capital of approximately $91,000.

The Company’s principal capital and exploration expenditures during next fiscal year are expected to relate to selected well workovers on its Jack and Palo Pinto County acreages. The Company believes that it has sufficient cash on hand and available funds from its credit line to fund its costs for such expenditures as well as other operating costs, for the 12-month period subsequent to issuance of these financial statements.

In the event that the Company requires additional capital to fund higher operational losses or oil and gas property lease purchases for fiscal year ending February 28, 2024, the Company expects to seek additional capital from one or more sources via restricted private placement sales of equity and debt securities. If the Company requires additional financing beyond what is available under its existing credit line, it expects to secure additional borrowing capacity from JBB.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to Norris Industries, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per common share as the inclusion of these shares would be anti-dilutive for the three months ended May 31, 2023, and 2022:

	2023	2022
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	24,750,000	21,000,000
Total common shares to be issued	91,416,667	87,666,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At May 31, 2023, $0 of the Company’s cash balances was uninsured. The Company has not experienced any losses on such accounts.

Recent Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The Company adopted the ASU No. 2016-13 in this quarter; and the adoption has no impacts to the accompanying consolidated financial statements.

Note 2 – Revenues from Contracts with Customers

Disaggregation of Revenues from Contracts with Customers

The following table disaggregates revenue by significant product types for the three months ended May 31, 2023 and 2022:

	2023	2022
Oil sales	$109,547	$53,269
Natural gas sales	43,094	28,083
Total	$152,641	$81,352

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of May 31, 2023 and February 28, 2023.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the three months ended May 31, 2023:

	February 28, 2023	Additions	Change in Estimates	May 31, 2023

Oil and gas properties, subject to depletion	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	76,034	-	(3,229)	72,805
Accumulated depletion and depreciation	(2,844,022)	(9,609)	-	(2,853,631)
Total oil and gas assets	$162,249	(9,609)	$(3,229)	$149,411

The depletion and depreciation recorded for production on proved properties for the three months ended May 31, 2023 and 2022, amounted to $9,609 and $7,338, respectively. During the three months ended May 31, 2023 and 2022, there were no ceiling test write-downs of the Company’s oil and gas properties.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the three months ended May 31, 2023:

Asset retirement obligations as of February 28, 2023	$146,245
Additions	226
Current year revision of previous estimates	(3,229)
Accretion adjustment during the three months ended May 31, 2023	-
Asset retirement obligations as of May 31, 2023	$143,242

During the three months ended May 31, 2023 and 2022, the Company recognized accretion expense of $226 and $8,959, respectively.

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

On May 5, 2023, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding Loan Note to September 30, 2024.

During the three months ended May 31, 2023, there were no additional funds advanced to the Company under the Loan Note. As of May 31, 2023, the Company had availability of $300,000 on its existing credit line with JBB.

The Company recognized interest expense of $30,751 and $28,482 for the three months ended May 31, 2023 and 2022, respectively. Accrued interest as of February 28, 2023 and May 31, 2023 was $456,879 and $487,630, respectively, and is due at maturity of the Loan Note Outstanding borrowings under notes payable to JBB totaled $3,900,000 as of February 28, 2023 and May 31, 2023.

Note 6 – Commitments and Contingencies

Office Lease

In September 2018, the Company moved to the offices of International Western Oil (“IWO”) in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the three months ended May 31, 2023, the Company incurred $2,850 of rent expense under this lease that is included in lease operating expenses on the statement of operations.

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

The Company’s long-term objective is to increase shareholder value by growing reserves, production, and cash flow. As a result, we may seek to identify and consider acquisition opportunities of oilfield services companies and other non-oilfield companies that align with our operational plan to implement a diversified growth strategy.

Notwithstanding the above stated objectives, the ramification of the pandemic containment measures and consequent disruptions to the United States and world economies do to COVID-19 viral outbreaks had an adverse impact on the overall business of the Company and the industry in which it operates. The demand for oil and gas has impacted all producers as commodity prices of oil and gas has increased substantially but so has inflation resulting in higher costs for materials, equipment, personnel and service providers. In addition, in early 2022 the industry faced added complications as a result of the Russian Federation invasion of Ukraine. As a result, energy prices have risen; however, we are unable to predict exact supply and demand balances that will cause energy prices to be highly volatile and thus affect our revenues in the near future. Therefore, we anticipate that we may not be able to cover operating costs and will have to take cost cutting measures and seek continued operational financing.

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

As result of market and financial condition the Company will likely take a pause on any near-term drilling activity. If the Company does review any acquisitions, it will follow model which is based on a concept that has been proven in the past to be an effective and successful path of development for many other well- known E&P players:

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

Results of Operations

Comparison of the Three Months Ended May 31, 2023 with the Three Months Ended May 31, 2022

Revenues

The Company generated revenues of $81,352 from oil and gas sales for the three months ended May 31, 2023, compared to $152,641 for the three months ended May 31, 2022. The decrease in revenues came from a decrease in the market price, and decrease in the production volume of the Company’s oil and gas assets.

Operating Expenses

Operating expenses for the three months ended May 31, 2023 and 2022 were $231,939 and $264,881, respectively. Our lease operating expenses decreased to $138,972 for the three-month period ended May 31, 2023, compared to $164,450 for the three-month period ended May 31, 2022, that was primarily related to lower variable operating expenses as a result of the lower production during the current period. Our general and administrative expense decreased slightly to $83,132 for the three-month period ended May 31, 2023, compared to $84,134 for the three-month period ended May 31, 2022, primarily because of implemented cost cutting measures. Our depletion, depreciation and accretion expense decreased by $6,462, primarily related to a decrease in accretion expenses recognized during the three-month ended May 31, 2023 than the same period in 2022, resulting from lower estimates asset retirement obligations.

Other Income (Expense)

For the three months ended May 31, 2023 and 2022, the Company recorded interest expense of $30,751 and $28,482 related to outstanding debts. The increase in interest expense was the result of additional draws from the line of credit.

Net Loss

We had a net loss in the amount of $181,338 for the three months ended May 31, 2023, compared to a net loss of $140,722 for the three months ended May 31, 2022. The increase in losses was primarily related to the decrease in the market price of the Company’s oil and gas, which resulting lower revenue recognized in this quarter.

Liquidity and Capital Resources

As of May 31, 2023, the Company had cash on-hand of $43,673.

Net cash used by operating activities during the three months ended May 31, 2023 was $108,058, compared to cash used in operating activities of $84,854 for the same period in 2022.

Net cash provided by financing and investing activities for three months ended May 31, 2023 and 2022 was $0.

The Company will require additional financing to support its operations and to pursue its acquisition program. As of May 31, 2023, the Company had availability of $300,000 on its existing credit line with JBB. If the Company requires additional financing beyond what is available under its existing credit line, it expects to secure additional borrowing capacity from JBB.

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

On May 2, 2023, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding Loan Note and promissory note agreement to September 30, 2024.

Off-Balance Sheet Arrangements

As of May 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2023 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2022 annual report on Form 10-K in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 15, 2023 (the “2022 10-K”), together with all of the other information included in this report, before investing in our common stock. Those risks and uncertainties encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described. Risks that we do not know about could occur and issues we now view as minor could become more important. If any of these risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Norris Industries, Inc.

Date: July 14, 2023	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer) and Chairman of Board

Date: July 14, 2023	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
President of the Oil and Gas Division and Director

