Form 10-Q
period 2023-08-31
Norris Industries, Inc.
filed 2023-10-12
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

or

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

As of October 12, 2023, the registrant had 90,883,013 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

August 31, 2023

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2023 AND FEBRUARY 28, 2023

(UNAUDITED)

	August 31, 2023	February 28, 2023
ASSETS
Current Assets
Cash	$91,292	$151,731
Accounts receivable - oil & gas	34,539	24,151
Total Current Assets	125,831	175,882

Oil and Gas Property - Full Cost Method
Properties subject to depletion	3,008,159	3,006,271
Less: accumulated depletion and impairment	(2,862,537)	(2,844,022)
Total Oil and Gas Property, net	145,622	162,249

Total Assets	$271,453	$338,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$90,455	$125,647
Total Current Liabilities	90,455	125,647

Convertible note payable - related party	4,100,000	3,900,000
Accounts payable and accrued expenses – related parties-long term	520,810	456,879
Asset retirement obligations	156,176	146,245
Total Liabilities	4,867,441	4,628,771

Stockholder’s Deficit
Preferred stock, $0.001 par value per share, 20,000,000 shares authorized:	-	-
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized, 90,883,013 shares issued and outstanding	90,883	90,883
Additional paid-in capital	6,286,399	6,286,399
Accumulated deficit	(10,974,270)	(10,668,922)
Total Stockholder’s Deficit	(4,595,988)	(4,290,640)
Total Liabilities and Stockholder’s Deficit	$271,453	$338,131

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2023 AND 2022

(UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022

Revenues
Oil and gas sales	$82,606	$206,815	$163,958	$359,456

Total Revenues	82,606	206,815	163,958	359,456

Operating Expenses
Lease operating expenses	120,138	158,302	259,110	322,752
General and administrative expenses	38,075	20,478	121,207	104,612
Depletion, depreciation, and accretion	16,723	14,572	26,558	30,869

Total Operating Expenses	174,936	193,352	406,875	458,233

Loss from Operations	(92,330)	13,463	(242,917)	(98,777)

Other Expense
Interest expense	(31,680)	(29,189)	(62,431)	(57,671)
Total Other Expense	(31,680)	(29,189)	(62,431)	(57,671)

Net Loss	$(124,010)	$(15,726)	$(305,348)	$(156,448)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	90,883,013	90,883,013	90,883,013	90,883,013

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED AUGUST 31, 2023 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 1, 2023	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(10,668,922)	$(4,290,640)

Net loss	-	-	-	-	-	(181,338)	(181,338)

Balance, May 31, 2023	1,000,000	1,000	90,883,013	90,883	6,286,399	(10,850,260)	(4,471,978)

Net loss	-	-	-	-	-	(124,010)	(124,010)
Balance, August 31, 2023	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(10,974,270)	$(4,595,988)

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED AUGUST 31, 2022 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 1, 2022	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(10,163,942)	$(3,785,660)

Net loss	-	-	-	-	-	(140,722)	(140,722)

Balance, May 31, 2022	1,000,000	1,000	90,883,013	90,883	6,286,399	(10,304,664)	(3,926,382)

Net loss	-	-	-	-	-	(15,726)	(15,726)
Balance, August 31, 2022	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(10,320,390)	$(3,942,108)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2023 AND 2022

(UNAUDITED)

	2023	2022

Cash Flows from Operating Activities
Net loss	$(305,348)	$(156,448)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, depreciation and accretion	26,558	30,869
Changes in operating assets and liabilities
Accounts receivable - oil and gas	17,151	31,006
Accounts payable and accrued expenses	(62,731)	(35,870)
Accounts payable and accrued expenses - related party	63,931	57,671
Net Cash used in Operating Activities	(260,439)	(72,772)
Cash Flows from Financing Activities
Proceeds from related party loans	200,000	100,000

Net Cash provided by Financing Activities	200,000	100,000

Net Increase (Decrease) in Cash	(60,439)	27,228

Cash - beginning of period	151,731	139,569

Cash - end of period	$91,292	$166,797

Noncash Investing and Financing Activities
Change in estimate of asset retirement obligations	$1,888	$11,828

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

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended February 28, 2023. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company’s consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities in which the Company has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Capital Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements.

The Company has incurred continuing losses since 2016, including a loss of $504,980 and $305,348 for the fiscal year ended February 28, 2023, and the six-month ended August 31, 2023, respectively. During the six months ended August 31, 2023, the Company incurred cash losses of approximately $260,000 from its operating activities. As of August 31, 2023, the Company had a cash balance of approximately $91,000 and working capital of approximately $35,000.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to Norris Industries, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per common share since the inclusion of these shares would be anti-dilutive for the three and six months ended August 31, 2023, and 2022:

	2023	2022
Stock options	-	-
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	27,250,000	22,250,000
Total common shares to be issued	93,916,667	88,916,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At August 31, 2023, the Company had no uninsured cash balances. The Company has not experienced any losses on such accounts.

Recent Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The Company adopted the ASU No. 2016-13 March 1, 2023 ; and the adoption had no impact to the accompanying consolidated financial statements.

Note 2 – Revenue from Contracts with Customers

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and six months ended August 31, 2023, and 2022:

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Oil sales	$61,118	$102,795	$114,387	$214,320
Natural gas sales	21,488	104,020	49,572	145,136
Total	$82,606	$206,815	$163,958	$359,456

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of August 31, 2023 and February 28, 2023.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the six months ended August 31, 2023:

	February 28, 2023	Additions	Change in Estimates	August 31, 2023

Oil and gas properties, subject to depletion	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	76,034	-	1,888	77,922
Accumulated depletion	(2,844,022)	(18,515)	-	(2,862,537)
Total oil and gas assets	$162,249	$(18,515)	$1,888	$145,622

The depletion recorded for production on proved properties for the six months ended August 31, 2023 and 2022 amounted to $18,515 and $17,448, respectively. The depletion recorded for production on proved properties for the three months ended August 31, 2023, and 2022, amounted to $8,906 and $10,110, respectively.

During the three and six months ended August 31, 2023, and 2022, there were no ceiling test write-downs of the Company’s oil and gas properties.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the six months ended August 31, 2023:

Asset retirement obligations as of February 28, 2023	$146,245
Accretion	8,043
Current period revision of previous estimates	1,888
Accretion adjustment during the six months ended August 31, 2023	-
Asset retirement obligations as of August 31, 2023	$156,176

During the three and six months ended August 31, 2023, the Company recognized accretion expense of $7,817 and $8,043, respectively. During the three and six months ended August 31, 2022, the Company recognized accretion expense of $4,462 and $13,421, respectively.

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

On June 13, 2019, JBB lent the Company $250,000 under a secured promissory note. The funds were used to acquire the remaining working interest in the Marshell Walden oil and gas property from Odyssey Enterprises LLC. The loan has an interest rate of 5% per annum, a maturity date of December 31, 2024, and is secured by all assets of the Company. The loan is convertible into the Company’s common stock at a conversion rate of $0.20 per common share.

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

On December 22, 2020, the Company entered into an extension agreement with JBB to extend the maturity of all its outstanding indebtedness under the credit line and Loan Note to May 31, 2022.

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

On September 28, 2023, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding Loan Note to April 30, 2025.

On September 6, 2023, the Company entered into another amendment of its Loan Note with JBB to increase the line of credit by an additional $500,000, for a total of $2,000,000, and extend the maturity date for the original note and line of credit to April 30, 2025.

During the six months ended August 31, 2023, $200,000 additional funds advanced to the Company under the Loan Note. The Company currently has availability of $600,000 on its existing credit line with JBB.

The Company recognized interest expense of $62,431 and $57,671 for the six months ended August 31, 2023, and 2022, respectively. Accrued interest as of February 28, 2023, and August 31, 2023, was $456,879 and $520,810, respectively, and is due at maturity of the Loan Note Outstanding borrowings under notes payable to JBB totaled $3,900,000 and $4,100,000 as of February 28, 2023, and August 31, 2023, respectively.

Note 6 – Commitments and Contingencies

Office Lease

As of September 1, 2018, the Company moved to the offices of International Western Oil (“IWO”) in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the three and six months ended August 31, 2023, the Company incurred $2,850 and $5,700, respectively, of rent expense under this lease that is included in lease operating expenses on the consolidated statement of operations.

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

Overview

Norris Industries, Inc. (the “Company”, “we”, or “us”) is an oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. As of March 1, 2023 the SEC Non-Escalated Analysis of Estimated Proved Reserve of our various leases in Jack County and Palo-Pinto County, the Ratliff leases, the Marshall-Walden, and the Bend Arch Lion 1A and Bend Arch Lion 1B leaseholds, is a total of 29 Mbbl in oil net reserves, plus 150 MMcf in natural gas net reserves which equates to total of BOE equivalent of 54 Mbbl in gross reserves, which is down from prior year by 322 Mbbl due to reduction of expected production as result of well workover issues.

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

Notwithstanding the above stated objectives, the ramification of the pandemic containment measures and consequent disruptions to the United States and world economies do to COVID-19 viral outbreaks had an adverse impact on the overall business of the Company and the industry in which it operates. The demand for oil and gas has impacted all producers as commodity prices of oil and gas has increased substantially but so has inflation resulting in higher costs for materials, equipment, personnel and service providers. In addition, in early 2022 the industry faced added complications as a result of the Russian Federation invasion of Ukraine. As a result, energy prices have risen; however, we are unable to predict exact supply and demand balances that cause energy prices to be highly volatile and thus affect our revenues in the near future. Therefore, we anticipate that we may not be able to cover operating costs and will have to take cost cutting measures and seek continued operational financing.

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

Our management’s time in the petroleum markets and our ability to contract experienced geology expertise, allows us to identify and secure acreage with potential reserves. Management believes that the Company’s prospects as a public company could become attractive as a potential merger candidate for acquisition of a private enterprise.

Our Competitive Strengths

Management believes that we have a number of competitive strengths that will allow us to successfully execute our business strategies:

Simple Capital Structure. We have a simple capital structure with what we believe is upside potential to take advantage of the current recovery of oil prices to consider transaction if found at reasonable cost. Management believes there are opportunities for profits to be made now that oil prices appear to have stabilized and if they continue to gradually rise higher.

Moderate Risk Exploration Practice. Unlike many major oil companies that often drill very deep wells with a high degree of risk, we focus on shallow well exploration (sub 5,000 feet) that is less expensive and has lower risk factors. The basis for management’s belief is that shallow wells can be drilled at a lower cost, limiting single high well cost dry hole risks. That is our most important exploration practice.

Under The Radar Asset Base. Management believes our local West Texas E&P team has a special talent in acquiring local “prime time” hydrocarbon land leases with sub-300 barrels of oil per day (“bopd”) wells that have large hydrocarbon reserves. Management believes that these “under the radar” prospective leases have multi-year drilling inventory and reasonable production history with high upside potential and not readily accessible to the public for auctions, thus adding to our competitive advantage on these “under the radar” opportunities. It is because management also believes that these types of leases are not economically justifiable for the major oil and gas companies in the region because such companies need the wells they drill to produce at least 300 barrels (“Bbls”) of oil per day per well.

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

Operational Plans

Overall, we seek to acquire on a selective basis, oil and gas reserve concessions, with existing production. To maintain our operations and complete any acquisitions we intend to raise capital via equity or debt, be this from our control owner, or other third-party financing sources, including the capital markets. The Company is still in the process of assessing the wells it holds, or recently acquired, and is reviewing its options.

As result of market and financial conditions the Company will likely take a pause on any near-term drilling activity. If the Company does review any acquisitions, it will follow model which is based on a concept that has been proven in the past to be an effective and successful path of development for many other well- known E&P players:

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

Results of Operations

Comparison of the Three Months Ended August 31, 2023, with the Three Months Ended August 31, 2022

Revenues

The Company generated revenues of $82,606 from oil and gas sales for the three months ended August 31, 2023, compared to $206,815 for the three months ended August 31, 2022. The decrease in revenues mainly came from an decrease in the production volume of the Company’s oil and gas assets as well as reduction in natural gas prices.

Operating Expenses

Operating expenses for the three months ended August 31, 2023, and 2022 were $158,213 and $178,780, respectively. Our lease operating expenses decreased and were $120,138 for the three-month period ended August 31, 2023, compared to $158,302 for the three-month period ended August 31, 2022, that was related to less variable lease operating expenses as a result of the lower production during the current period. Our general and administrative expense increased to $38,075 for the three-month period ended August 31, 2023, compared to $20,478 for the three-month period ended August 31, 2022, primarily because of higher professional fees in the current period.

Depletion and Accretion Expenses

For the three months ended August 31, 2023 and 2022, the Company recorded depletion and accretion expense of $16,723 and $14,572, respectively, related to depletion of oil and gas properties and revision of asset retirement obligations estimate.

Other Expense

For the three months ended August 31, 2023 and 2022, the Company recorded interest expense of $31,680 and $29,189, respectively, related to additional draws from the related party loans.

Net Loss

We had a net loss in the amount of $15,726 for the three months ended August 31, 2022, compared to a net loss of $124,010 for the three months ended August 31, 2023. The increase in losses was primarily related to a reduction in revenue due to less production as well as reduction in natural gas prices.

Comparison of the Six Months Ended August 31, 2023, with the Six Months Ended August 31, 2022

Revenues

The Company generated revenues of $163,958 from oil and gas sales for the six months ended August 31, 2023, compared to $359,456 for the six months ended August 31, 2022. The decrease in revenues mainly came from an decrease in the production volume of the Company’s oil and gas assets as well as reduction in natural gas prices.

Operating Expenses

Operating expenses for the six months ended August 31, 2023, and 2022 were $380,317 and $427,364, respectively. Our lease operating expenses decreased and were $259,110 for the six-month period ended August 31, 2023, compared to $322,752 for the six-month period ended August 31, 2022, that was primarily related to lower variable lease operating expenses as a result of lower production during the current period. Our general and administrative expense increased slightly to $121,207 for the six-month period ended August 31, 2023, compared to $104,612 for the six-month period ended August 31, 2022, primarily because of higher professional fees in the current period.

Depletion and Accretion Expenses

For the six months ended August 31, 2023, and 2022, the Company recorded depletion and accretion expense of $26,558 and $30,869, respectively, related to depletion of oil and gas properties and revision of asset retirement obligations estimate.

Other Expense

For the six months ended August 31, 2023, and 2022, the Company recorded interest expenses of $62,431 and $57,671, respectively, related to additional draws from the related party loans.

Net Loss

We had a net loss in the amount of $156,448 for the six months ended August 31, 2022, compared to a net loss of $305,348 for the six months ended August 31, 2023. The increase in losses was primarily related to a reduction in revenue due to less production as well as reduction in natural gas prices.

Liquidity and Capital Resources

As of August 31, 2023, the Company had cash on-hand of $91,292.

Net cash used by operating activities during the six months ended August 31, 2023, was $260,439, compared to cash used in operating activities of $72,772 for the same period in 2022. The increase in cash used was mainly related to lower revenue recognized from productions during the six months ended August 31, 2023, compared to the six months ended August 31, 2022.

Net cash provided by financing activities for six months ended August 31, 2023, was $200,000, related to proceeds from the Company’s line of credit with JBB, compared to cash provided by financing activities of $100,000 for the same period in 2022, related to proceeds from the Company’s line of credit with JBB.

The Company will require additional financing to support its operations and to pursue its acquisition program. Subsequent to year end, the Company increased the line of credit by an additional $500,000, giving the Company availability of $600,000 on its existing credit line with JBB. If the Company requires additional financing beyond what is available under its existing credit line, it does not have any committed sources of financing at this time. If it is unable to obtain financing, it will have to reduce or curtail its operations and acquisition program. There is no assurance that it will be able to obtain financing in the future, and even if financing is available, it may not be on terms acceptable to the Company.

The consolidated financial statements of the Company have been prepared on a going concern basis. The Company will either have to increase its operating revenues to a point to be able to cover its operating expenses or obtain funding from other investors or lenders. There is no assurance that the Company will be able to increase its revenues or obtain funding. The Company believes that it will experience revenue disruption and declines as a result of the prior COVID-19 pandemic and the government response thereto as well as the war and general political instability in Europe due to Russian Federation invasion of Ukraine. If it is not able to do so, it will have to adjust operations or cease operations. There is no assurance that the Company will be able to continue its operations. In such instances, investors will suffer a loss in the value of their investment in the Company.

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

Off-Balance Sheet Arrangements

As of August 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2023 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2023 annual report on Form 10-K in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended August 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 26, 2023 (the “2023 10-K”), together with all of the other information included in this report, before investing in our common stock. Those risks and uncertainties encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described. Risks that we do not know about could occur and issues we now view as minor could become more important. If any of these risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Norris Industries, Inc.

Date: October 12, 2023	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer)

Date: October 12, 2023	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
President of the Oil and Gas Division and Director

