Form 10-Q
period 2023-11-30
Norris Industries, Inc.
filed 2024-01-11
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

or

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

As of January 11, 2024, the registrant had 90,883,013 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

November 30, 2022

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF NOVEMBER 30, 2023 AND FEBRUARY 28, 2023

(UNAUDITED)

	November 30, 2023	February 28, 2023
ASSETS
Current Assets
Cash	$34,441	$151,731
Accounts receivable - oil & gas	23,044	24,151
Total Current Assets	57,485	175,882

Oil and Gas Property - Full Cost Method
Properties subject to depletion	3,011,980	3,006,271
Less: accumulated depletion and impairment	(2,869,500)	(2,844,022)
Total Oil and Gas Property, net	142,480	162,249

Total Assets	$199,965	$338,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$119,577	$125,647
Total Current Liabilities	119,577	125,647

Convertible note payable - related party	4,100,000	3,900,000
Accounts payable and accrued expenses - related party	552,722	456,879
Asset retirement obligations	166,661	146,245
Total Liabilities	4,938,960	4,628,771

Stockholders’ Deficit
Preferred stock, $0.001 par value per share, 20,000,000 shares authorized:	-	-
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized, 90,883,013 shares issued and outstanding	90,883	90,883
Additional paid-in capital	6,286,399	6,286,399
Accumulated deficit	(11,117,277)	(10,668,922)
Total Stockholders’ Deficit	(4,738,995)	(4,290,640)
Total Liabilities and Stockholders’ Deficit	$199,965	$338,131

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2023 AND 2022

(UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022

Revenues
Oil and gas sales	$87,112	$105,661	$251,070	$465,117

Total Revenues	87,112	105,661	251,070	465,117

Operating Expenses
Lease operating expenses	152,622	166,604	411,732	489,356
General and administrative expenses	31,958	25,229	153,165	129,841
Depletion, depreciation and accretion	13,627	19,264	40,185	50,133

Total Operating Expenses	198,207	211,097	605,082	669,330

Loss from Operations	(111,095)	(105,436)	(354,012)	(204,213)

Other Expense
Interest expense	(31,912)	(29,208)	(94,343)	(86,879)

Total Other Expense	(31,912)	(29,208)	(94,343)	(86,879)

Net Loss	$(143,007)	$(134,644)	$(448,355)	$(291,092)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	90,883,013	90,883,013	90,883,013	90,883,013

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2023 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 1, 2023	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(10,668,922)	$(4,290,640)

Net loss	-	-	-	-	-	(181,338)	(181,338)

Balance, May 31, 2023	1,000,000	1,000	90,883,013	90,883	6,286,399	(10,850,260)	(4,471,978)

Net loss	-	-	-	-	-	(124,010)	(124,010)

Balance, August 31, 2023	1,000,000	1,000	90,883,013	90,883	6,286,399	(10,974,270)	(4,595,988)

Net loss	-	-	-	-	-	(143,007)	(143,007)

Balance, November 30, 2023	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(11,117,277)	$(4,738,995)

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2022 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 1, 2022	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(10,163,942)	$(3,785,660)

Net loss	-	-	-	-	-	(140,722)	(140,722)

Balance, May 31, 2022	1,000,000	1,000	90,883,013	90,883	6,286,399	(10,304,664)	(3,926,382)

Net loss	-	-	-	-	-	(15,726)	(15,726)

Balance, August 31, 2022	1,000,000	1,000	90,883,013	90,883	6,286,399	(10,320,390)	(3,942,108)

Net loss	-	-	-	-	-	(134,644)	(134,644)

Balance, November 30, 2022	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(10,455,034)	$(4,076,752)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2023 AND 2022

(UNAUDITED)

	2023	2022

Cash Flows from Operating Activities
Net loss	$(448,355)	$(291,092)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, depreciation and accretion	40,185	50,133
Changes in operating assets and liabilities
Accounts receivable - oil and gas	1,107	18,346
Accounts payable and accrued expenses	(6,070)	(26,452)
Accounts payable and accrued expenses - related party	95,843	86,879
Net Cash used in Operating Activities	(317,290)	(162,186)

Cash Flows from Financing Activities
Proceeds from related party loans	200,000	200,000
Net Cash provided by Financing Activities	200,000	200,000

Net Increase (Decrease) in Cash	(117,290)	37,814
Cash - beginning of period	151,731	139,569

Cash - end of period	$34,441	$177,383

Noncash Investing and Financing Activities
Change in estimate of asset retirement obligations	$5,709	$21,368

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

The Company has incurred continuing losses since 2016, including a loss of $504,980 and $448,355 for the fiscal year ended February 28, 2023, and the nine-month ended November 30, 2023, respectively. During the nine-month ended November 30, 2023, the Company incurred cash losses of approximately $317,000 from its operating activities. As of November 30, 2023, the Company had a cash balance of $34,441, working capital of approximately $62,000, and available borrowings under its line of credit with a related party of $700,000.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to the Company’s shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per common share since the inclusion of these shares would be anti-dilutive for the nine months ended November 30, 2023 and 2022:

	2023	2022
Stock options	-	-
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	27,250,000	23,500,000
Total common shares to be issued	93,916,667	90,166,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At November 30, 2023, none of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

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

Note 2 – Revenue from Contracts with Customers

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and nine months ended November 30, 2023 and 2022:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Oil sales	$66,310	$47,170	$180,696	$261,490
Natural gas sales	20,802	58,491	70,374	203,627
Total	$87,112	$105,661	$251,070	$465,117

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of November 30, 2023 and February 28, 2023.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended November 30, 2023:

	February 28, 2023	Additions	Change in Estimates	November 30, 2023

Oil and gas properties, subject to depletion	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	76,034	-	5,709	81,743
Accumulated depletion	(2,844,022)	(25,478)	-	(2,869,500)
Total oil and gas assets	$162,249	$(25,478)	$5,709	$142,480

The depletion recorded for production on proved properties for the nine months ended November 30, 2023 and 2022, amounted to $25,478 and $50,133, respectively. The depletion recorded for production on proved properties for the three months ended November 30, 2023 and 2022, amounted to $6,963 and $19,264, respectively. During the three and nine months ended November 30, 2023 and 2022, there were no ceiling test write-downs of the Company’s oil and gas properties.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the nine months ended November 30, 2023:

Asset retirement obligations as of February 28, 2023	$146,245
Accretion	14,707
Current year revision of previous estimates	5,709
Accretion adjustment during the nine months ended November 30, 2023	-
Asset retirement obligations as of November 30, 2023	$166,661

During the three and nine months ended November 30, 2023, the Company recognized accretion expense of negative $6,664 and $14,707, respectively. During the three and nine months ended November 30, 2022, the Company recognized accretion expense of $10,510 and $23,931, respectively.

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

During the nine months ended November 30, 2023, $200,000 additional funds advanced to the Company under the Loan Note. As of November 30, 2023, the Company had availability of $700,000 on its existing credit line with JBB.

The Company recognized interest expense of $94,343 and $86,879 for the nine months ended November 30, 2023 and 2022, respectively. Accrued interest as of February 28, 2023 and November 30, 2023 was $456,879 and $552,722, respectively, and is due at maturity of the Loan Note Outstanding borrowings under notes payable to JBB totaled $3,900,000 and $4,100,000 as of February 28, 2023 and November 30, 2023, respectively.

Note 6 – Commitments and Contingencies

Office Lease

As of September 1, 2018, the Company moved to the offices of IWO in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the three and nine months ended November 30, 2023, the Company incurred $2,850 and $8,550, respectively, of rent expense under this lease that is included in general and administrative expenses on the statement of operations.

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

Under The Radar Asset Base. Management believes our local West Texas E&P team has a special talent in acquiring local “prime time” hydrocarbon land leases with sub-300 barrels of oil per day (“bopd”) wells that have large hydrocarbon reserves. Management believes that these “under the radar” prospective leases have multi-year drilling inventory and reasonable production history with high upside potential and not readily accessible to the public for auctions, thus adding to our competitive advantage on these “under the radar” opportunities. It is because management also believes that these highly valuable leases are not economically justifiable for the major oil and gas companies in the region because such companies need the wells they drill to produce at least 300 barrels (“Bbls”) of oil per day per well

Technologies

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

As result of COVID-19 the Company took a pause on any new acquisition activity. Now that energy prices appear to have stabilized. The Company may review new acquisition opportunities, and when it does, will follow model which is based on a concept that has been proven in the past to be an effective and successful path of development for many other well- known E&P players:

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

Comparison of the Three Months Ended November 30, 2023, with the Three Months Ended November 30, 2022

Revenues

The Company generated revenues of $87,112 from oil and gas sales for the three months ended November 30, 2023, compared to $105,661 for the three months ended November 30, 2022. The decrease is due to lower production in the current quarter.

Operating Expenses

Total operating expenses for the three months ended November 30, 2023, and 2022 were $198,207 and $211,097, respectively. Our lease operating expenses increased and were $152,622 for the three-month ended November 30, 2023, compared to $166,604 for the three-month ended November 30, 2022, that was primarily related to lower production during the current quarter than the same quarter in the prior year. Our general and administrative expense increased to $31,958 for the three-month period ended November 30, 2023, compared to $25,229 for the three-month period ended November 30, 2022, primarily because of an increase in operation costs.

Depletion and Accretion Expenses

For the three months ended November 30, 2023, and 2022, the Company recorded depletion and accretion expense of $13,627 and $19,264, respectively, related to lower production in current quarter.

Other Income (Expense)

For the three months ended November 30, 2023, and 2022, the Company recorded interest expense of $31,912 and $29,208, respectively, related to outstanding related party debts.

Net Loss

We had a net loss in the amount of $143,007 for the three months ended November 30, 2023, compared to a net loss of $134,644 for the three months ended November 30, 2022. The increased in losses was primarily related to lower revenue generated from the Company’s production in the current quarter.

Comparison of the Nine Months Ended November 30, 2023 with the Nine Months Ended November 30, 2022

Revenues

The Company generated revenues of $251,070 from oil and gas sales for the nine months ended November 30, 2023, compared to $465,117 for the nine months ended November 30, 2022. The decrease in revenues mainly came from a decrease in the Company’s oil and gas production.

Operating Expenses

Operating expenses for the nine months ended November 30, 2023, and 2022 were $605,082 and $669,330, respectively. Our lease operating expenses decreased and were $411,732 for the nine-month period ended November 30, 2023, compared to $489,356 for the nine-month period ended November 30, 2022, that was primarily related to lower production during the current period. Our general and administrative expense increased to $153,165 for the nine-month period ended November 30, 2023, compared to $129,841 for the nine-month period ended November 30, 2022, primarily because of higher professional fees in connection with the financial reporting.

Depletion and Accretion Expenses

For the nine months ended November 30, 2023, and 2022, the Company recorded depletion and accretion expense of $40,185 and $50,133, respectively, related to depletion of oil and gas properties and revision of asset retirement obligations estimate.

Other Income (Expense)

For the nine months ended November 30, 2023 and 2022, the Company recorded interest expense of $94,343 and $86,879, respectively, related to outstanding related party debts.

Net Loss

We had a net loss in the amount of $448,355 for the nine months ended November 30, 2023, compared to a net loss of $291,092 for the nine months ended November 30, 2022, primarily because of lower production from the oil and gas assets.

Liquidity and Capital Resources

As of November 30, 2023, the Company had cash on-hand of $34,441.

Net cash used by operating activities during the nine months ended November 30, 2023, was $317,290, compared to cash used in operating activities of $162,186 for the same period in 2022. The decrease was mainly related to lower production activities and less revenue recognized.

Net cash provided by financing activities for nine months ended November 30, 2023 and 2022 was $200,000, related to proceeds of $200,000 from the Company’s line of credit with JBB.

The Company will require additional financing to support its operations and to pursue its acquisition program. As of November 30, 2023, the Company had availability of $700,000 on its existing credit line with JBB. If the Company requires additional financing beyond what is available under its existing credit line, it does not have any committed sources of financing at this time. If it is unable to obtain financing, it will have to reduce or curtail its operations and acquisition program. There is no assurance that it will be able to obtain financing in the future, and even if financing is available, it may not be on terms acceptable to the Company.

To date, the funding during the past three fiscal years to support operations and facilitate some acquisitions has been provided by the largest shareholder of the Company. This individual does not have any legal obligation to continue to provide funding to the Company. Yet the majority owner has indicated a willingness, and provided some assurances, to selectively review and determine added funding for certain low risk initiatives on those oil and gas wells in which the Company has either a 100% or a majority working interest in order to increase its existing production. Our majority shareholder expects, but is not legally obligated, to provide funding for the Company’s capital expenditure program for fiscal year 2023 or future capital expenditure programs. Such funding may be provided in the form of loans, issuance of equity or other means.

The consolidated financial statements of the Company have been prepared on a going concern basis. The Company will either have to increase its operating revenues to a point to be able to cover its operating expenses or obtain funding from other investors or lenders. There is no assurance that the Company will be able to increase its revenues or obtain funding. The Company believes that it will experience revenue disruption and declines as a result of the government response thereto as well as the war and general political instability in Europe due to Russian Federation invasion of Ukraine. If it is not able to do so, it will have to adjust operations or cease operations. There is no assurance that the Company will be able to continue its operations. In such instances, investors will suffer a loss in the value of their investment in the Company.

On September 6, 2023, the Company entered into an another amendment of its Loan Note with JBB to increase the line of credit by an additional $500,000, for a total of $2,000,000, and extend the maturity of its outstanding Loan Note to April 30, 2025.

Off-Balance Sheet Arrangements

As of November 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

There were no changes in our internal control over financial reporting during the nine months ended November 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 26, 2023 (the “2022 10-K”), together with all of the other information included in this report, before investing in our common stock. Those risks and uncertainties encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described. Risks that we do not know about could occur and issues we now view as minor could become more important. If any of these risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Norris Industries, Inc.

Date: January 11, 2024	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer)

