Form 10-Q
period 2024-05-31
Norris Industries, Inc.
filed 2024-07-12
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024.

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

As of July 15, 2024, the registrant had 90,883,013 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

May 31, 2024

2

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

MAY 31, 2024 AND FEBRUARY 29, 2024

	May 31, 2024 (unaudited)	February 29, 2024
ASSETS
Current Assets
Cash	$68,939	$54,217
Account receivable - oil & gas	23,936	17,011
Total Current Assets	92,875	71,228

Oil and Gas Property - Full Cost Method
Properties subject to amortization	3,330,331	3,330,331
Less: accumulated depletion and impairment	(2,967,096)	(2,943,821)
Total Oil and Gas Property, net	363,235	386,510
Total Assets	$456,110	$457,738

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$142,853	$121,039
Total Current Liabilities	142,853	121,039

Convertible note payable - related party	4,300,000	4,200,000
Accounts payable and accrued expenses - related parties-long term	619,245	585,341
Asset retirement obligations	497,024	485,333

Total Liabilities	5,559,122	5,391,713

Commitments and Contingencies (see Note 6)	-	-

Stockholders’ Deficit
Preferred stock, $0.001 par value per share 20,000,000 shares authorized	-	-
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 90,883,013 shares issued and outstanding	90,883	90,883
Additional paid-in capital	6,286,399	6,286,399
Accumulated deficit	(11,481,294)	(11,312,257)
Total Stockholder’s Deficit	(5,103,012)	(4,933,975)

Total Liabilities and Stockholders’ Deficit	$456,110	$457,738

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MAY 31, 2024 AND 2023

(UNAUDITED)

	2024	2023

Revenues
Oil and gas sales	$100,267	81,352
Total Revenues	100,267	81,352

Operating Expenses
Lease operating expenses	127,857	138,972
General and administrative expenses	72,577	83,132
Depletion, depreciation and accretion	34,966	9,835

Total Operating Expenses	235,400	231,939

Loss from Operations	(135,133)	(150,587)

Other Expenses
Interest expense	33,904	30,751
Total Other Expense	33,904	30,751

Net Loss	$(169,037)	(181,338)

Net loss per common share - basic and diluted	$(0.002)	(0.002)

Weighted average number of common shares outstanding - basic and diluted	90,883,013	90,883,013

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MAY 31, 2024 AND 2023

(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, March 1, 2024	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(11,312,257)	$(4,933,975)

Net loss	-	-	-	-	-	(169,037)	(169,037)

Balance, May 31, 2024	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(11,481,294)	$(5,103,012)

Balance, March 1, 2023	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(10,668,922)	$(4,290,640)

Net loss	-	-	-	-	-	(181,338)	(181,338)

Balance, May 31, 2023	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(10,850,260)	$(4,471,978)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2024, AND 2023

(UNAUDITED)

	2024	2023
Cash Flow from Operating Activities
Net loss	$(169,037)	$(181,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and accretion	34,966	9,835
Changes in operating assets and liabilities:
Accounts receivable - oil & gas	(6,925)	(8,177)
Accounts payable and accrued expenses	21,814	40,871
Accounts payable and accrued expenses - related parties	33,904	30,751
Net Cash Used in Operating Activities	(85,278)	(108,058)

Cash Flows from Financing Activities
Proceeds from related party loans	100,000	-
Net Cash provided by Financing Activities	100,000	-

Net Increase (Decrease) in Cash	14,722	(108,058)
Cash – beginning of period	54,217	151,731

Cash – end of period	$68,939	$43,673

Noncash Investing and Financing Activities
Change in estimate of asset retirement obligations	$-	$3,229

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

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended February 29, 2024. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company’s consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which the Company has a controlling financial interest. All significant inter-company accounts and transactions have been eliminated in consolidation.

Liquidity and Capital Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements.

The Company has incurred continuing losses since 2016, including a loss of $643,335 and $169,037 for the fiscal year ended February 29, 2024, and the three-month ended May 31, 2024, respectively. During the three months ended May 31, 2024, the Company incurred cash losses of approximately $85,000 from its operating activities. As of May 31, 2024, the Company had a cash balance of approximately $69,000 and negative working capital of approximately $50,000.

The Company’s principal capital and exploration expenditures during next fiscal year are expected to relate to selected well workovers on its Jack and Palo Pinto County acreages. The Company believes that it has sufficient cash on hand and available funds from its credit line to fund its costs for such expenditures as well as other operating costs, for the 12-month period subsequent to issuance of these financial statements with available borrowings under its line of credit with a related party of $500,000.

In the event that the Company requires additional capital to fund higher operational losses or oil and gas property lease purchases for the next 12 months, the Company expects to seek additional capital from one or more sources via restricted private placement sales of equity and debt securities from those other than JBB. However, there can be no assurance that the Company would be able to secure the necessary capital to fund its costs on acceptable terms, or at all. If, for any reason, the Company is unable to fund its operations, it would have to undertake other aggressive cost cutting measures and then be subject to possible loss of some of its rights and interests in prospects to curtail operations and forced to forego opportunities or in worst case, cease operations.

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

Significant Accounting Policies

During the three months ended May 31, 2024, there have been no material changes to the Company’s significant accounting policies as described in its 2024 Form 10-K.

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to Norris Industries, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per common share as the inclusion of these shares would be anti-dilutive for the three months ended May 31, 2024, and 2023:

	2024	2023
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	29,750,000	24,750,000
Total common shares to be issued	96,416,667	91,416,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At May 31, 2024, none of the Company’s cash balances was uninsured. The Company has not experienced any losses on such accounts.

Note 2 – Revenues from Contracts with Customers

Disaggregation of Revenues from Contracts with Customers

The following table disaggregates revenue by significant product types for the three months ended May 31, 2024 and 2023:

	2024	2023
Oil sales	$86,658	$53,269
Natural gas sales	13,609	28,083
Total	$100,267	$81,352

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of May 31, 2024 and February 29, 2024.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the three months ended May 31, 2024:

	February 29, 2024	Additions	Dispositions	May 31, 2024

Oil and gas properties, subject to depletion	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	400,094	-	-	400,094
Accumulated depletion and impairment	(2,943,821)	(23,275)	-	(2,967,096)
Total oil and gas assets	$386,510	(23,275)	$-	$363,235

The depletion recorded for production on proved properties for the three months ended May 31, 2024 and 2023, amounted to $23,275 and $9,609, respectively. During the three months ended May 31, 2024 and 2023, there were no ceiling test write-downs of the Company’s oil and gas properties.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the three months ended May 31, 2024:

Asset retirement obligations as of February 29, 2024	$485,333
Additions	-
Current year revision of previous estimates	-
Accretion adjustment during the three months ended May 31, 2024	11,691
Asset retirement obligations as of May 31, 2024	$497,024

During the three months ended May 31, 2024 and 2023, the Company recognized accretion expense of $11,691 and $226, respectively.

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

On September 6, 2023, the Company entered into another amendment of its Loan Note with JBB to increase the line of credit by an additional $500,000, for a total of $4,300,000 drawn on this loan, and extend the maturity date for the original note and line of credit to September 30, 2025.

During the three months ended May 31, 2024, $100,000 additional funds advanced to the Company under the Loan Note. As of May 31, 2024, the Company had availability of $500,000 on its existing credit line with JBB.

The Company recognized interest expense of $33,904 and $30,751 for the three months ended May 31, 2024 and 2023, respectively. Accrued interest as of February 29, 2024 and May 31, 2024 was $585,341 and $619,245, respectively, and is due at maturity of the Loan Note Outstanding borrowings under notes payable to JBB totaled $4,200,000 and $4,300,000 as of February 29, 2024 and May 31, 2024.

Note 6 – Commitments and Contingencies

Office Lease

In September 2018, the Company moved to the offices of International Western Oil (“IWO”) in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the three months ended May 31, 2024, the Company incurred $2,850 of rent expense under this lease that is included in lease operating expenses on the statement of operations.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration.

Note 7 - Subsequent Event

There are no subsequent events.

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

Notwithstanding the above stated objectives, the ramifications of the prior pandemic containment measures and consequent disruptions to the United States and world economies due to the COVID – 19 viral outbreaks had an adverse impact on the overall business of the Company and the industry in which it operates. The demand for oil and gas has impacted all producers as commodity prices of oil and gas has increased substantially, but so has inflation resulting in higher costs for materials, equipment, personnel and service providers which the US Federal Reserve has taken lead to increase interest rates substantially from prior low levels that has tightened financial conditions. In addition, in early 2022 the industry faced added complications as result of the Russian Federation invasion of Ukraine and also with the Hamas terrorist attack on Israel in October 2023, and the war response from Israeli forces on Gaza has created further instability in the Middle East. As result energy prices have risen; however, we are unable to predict exact supply and demand balances that will cause energy prices to be highly volatile and thus affect our revenues into the near future. Therefore, we anticipate that we may not be able to cover operating costs and will have to take cost-cutting measures and seek continued operational financing.

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

Operational Plans

Overall, we seek to acquire on a selective basis oil and gas reserve concessions with existing production. To maintain our operations and complete any acquisitions we intend to raise capital via equity or debt, be this from our control owner, or other third-party financing sources, including the capital markets. The Company is still in the process of assessing the wells it holds, or recently acquired, and is reviewing its options.

As result of COVID-19 Pandemic the Company took a pause on any acquisition activity in the past three years. If and when the Company does review any acquisitions, it will follow model which is based on a concept that has been proven in the past to be an effective and successful path of development for many other well- known E&P players:

a)	The financed acquisition of mature smaller oil fields that have potential for instituting EOR incremental production processes; and

b)	Develop strategic partnerships with existing operators to share production increases garnered through the implementation of this EOR plan.

The Company has plans to limit its operating budget for current wells to basic maintenance and has not determined whether to spend for any new drill programs in the near future but plans to review and consider other energy related business opportunities in the oilfield to diversify and increase its sales revenues and income.

Results of Operations

Comparison of the Three Months Ended May 31, 2024, with the Three Months Ended May 31, 2023

Revenues

The Company generated revenues of $100,267 from oil and gas sales for the three months ended May 31, 2024, compared to $81,352 for the three months ended May 31, 2023. The increase in revenues mainly came from an increase in the market price of the Company’s oil and gas.

Operating Expenses

Operating expenses for the three months ended May 31, 2024 and 2023 were $235,400 and $231,939, respectively. Our lease operating expenses decreased to $127,857 for the three-month period ended May 31, 2024, compared to $138,972 for the three-month period ended May 31, 2023, that was primarily related to lower variable lease operating expenses as a result of the lower production during the current period. Our general and administrative expense decreased to $72,577 for the three-month period ended May 31, 2024, compared to $83,132 for the three-month period ended May 31, 2023, primarily because of implemented cost cutting measures. Our depletion, depreciation and accretion expense increased by $25,131, primarily related to an increase in depletion expenses recognized during the three-month ended May 31, 2024 than the same period in 2023, resulting from higher estimates asset retirement obligations.

Other Income (Expense)

For the three months ended May 31, 2024 and 2023, the Company recorded interest expense of $33,904 and $30,751, respectively, related to outstanding debts. The increase in interest expense was the result of additional draws from the line of credit.

Net Loss

We had a net loss in the amount of $169,037 for the three months ended May 31, 2024, compared to a net loss of $181,338 for the three months ended May 31, 2023. The decrease in losses was primarily related to the increase in the market price of the Company’s oil and gas, which resulting higher revenue recognized in this quarter.

Liquidity and Capital Resources

As of May 31, 2024, the Company had cash on-hand of $68,939.

Net cash used by operating activities during the three months ended May 31, 2024 was $85,278, compared to cash used in operating activities of $108,058 for the same period in 2023.

Net cash provided by financing and investing activities for three months ended May 31, 2024 and 2023 was $100,000 and $0, respectively.

The Company will require additional financing to support its operations and to pursue its acquisition program. As of May 31, 2024, the Company had availability of $500,000 on its existing credit line with JBB. If the Company requires additional financing beyond what is available under its existing credit line, it does not have any committed sources of financing at this time. If it is unable to obtain financing, it will have to reduce or curtail its operations and acquisition program. There is no assurance that it will be able to obtain financing in the future, and even if financing is available, it may not be on terms acceptable to the Company.

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

On September 6, 2023, the Company entered into another amendment of its Loan Note with JBB to increase the line of credit by an additional $500,000, for a total of $4,300,000, and extend the maturity date for the original note and line of credit to September 30, 2025.

Off-Balance Sheet Arrangements

As of May 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2024 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2024 annual report on Form 10-K in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended May 31, 202~~4~~, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 28, 2024 (the “2024 10-K”), together with all of the other information included in this report, before investing in our common stock. Those risks and uncertainties encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described. Risks that we do not know about could occur and issues we now view as minor could become more important. If any of these risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Norris Industries, Inc.

Date: July 12, 2024	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer) and Chairman of Board

Date: July 12, 2024	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
President of the Oil and Gas Division and Director

