Form 10-Q
period 2024-08-31
Norris Industries, Inc.
filed 2024-10-15
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

or

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

As of October 15, 2024, the registrant had 90,883,013 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

August 31, 2023

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2024 AND FEBRUARY 29, 2024

	August 31, 2024	February 29, 2024
	(unaudited)
ASSETS
Current Assets
Cash	$71,739	$54,217
Accounts receivable - oil & gas	13,450	17,011
Total Current Assets	85,189	71,228

Oil and Gas Property - Full Cost Method
Properties subject to depletion	3,298,761	3,330,331
Less: accumulated depletion and impairment	(2,983,342)	(2,943,821)
Total Oil and Gas Property, net	315,419	386,510

Total Assets	$400,608	$457,738

LIABILITIES AND STOCKHOLDERS’ DEFICT
Current Liabilities
Accounts payable and accrued expenses	$102,295	$121,039
Total Current Liabilities	102,295	121,039

Convertible note payable - related party	4,400,000	4,200,000
Accrued interest – related parties-long term	653,727	585,341
Asset retirement obligations	465,454	485,333
Total Liabilities	5,621,476	5,391,713

Stockholders’ Deficit
Preferred stock, $0.001 par value per share, 20,000,000 shares authorized:	-	-
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized, 90,883,013 shares issued and outstanding	90,883	90,883
Additional paid-in capital	6,286,399	6,286,399
Accumulated deficit	(11,599,150)	(11,312,257)
Total Stockholders’ Deficit	(5,220,868)	(4,933,975)
Total Liabilities and Stockholders’ Deficit	$400,608	$457,738

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2024 AND 2023

(UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023

Revenues
Oil and gas sales	$77,007	$82,606	$177,274	$163,958

Total Revenues	77,007	82,606	177,274	163,958

Operating Expenses
Lease operating expenses	112,776	120,138	240,633	259,110
General and administrative expenses	31,359	38,075	103,936	121,207
Depletion, depreciation, and accretion	16,246	16,723	51,212	26,558

Total Operating Expenses	160,381	174,936	395,781	406,875

Loss from Operations	(83,374)	(92,330)	(218,507)	(242,917)

Other Expense
Interest expense	(34,482)	(31,680)	(68,386)	(62,431)
Total Other Expense	(34,482)	(31,680)	(68,386)	(62,431)

Net Loss	$(117,856)	$(124,010)	$(286,893)	$(305,348)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	90,883,013	90,883,013	90,883,013	90,883,013

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2023 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 1, 2023	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(10,668,922)	$(4,290,640)

Net loss	-	-	-	-	-	(181,338)	(181,338)

Balance, May 31, 2023	1,000,000	1,000	90,883,013	90,883	6,286,399	(10,850,260)	(4,471,978)

Net loss	-	-	-	-	-	(124,010)	(124,010)
Balance, August 31, 2023	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(10,974,270)	$(4,595,988)

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2024 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 1, 2024	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(11,312,257)	$(4,933,975)

Net loss	-	-	-	-	-	(169,037)	(169,037)

Balance, May 31, 2024	1,000,000	1,000	90,883,013	90,883	6,286,399	(11,481,294)	(5,103,012)

Net loss	-	-	-	-	-	(117,856)	(117,856)
Balance, August 31, 2024	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(11,599,150)	$(5,220,868)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2024 AND 2023

(UNAUDITED)

	2024	2023

Cash Flows from Operating Activities
Net loss	$(286,893)	$(305,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and accretion	51,212	26,558
Changes in operating assets and liabilities
Accounts receivable - oil and gas	3,561	17,151
Accounts payable and accrued expenses	(18,744)	(62,731)
Accrued interest- related party	68,386	63,931
Net Cash used in Operating Activities	(182,478)	(260,439)

Cash Flows from Financing Activities
Proceeds from related party loans	200,000	200,000

Net Cash provided by Financing Activities	200,000	200,000

Net Increase (Decrease) in Cash	17,522	(60,439)

Cash - beginning of period	54,217	151,731

Cash - end of period	$71,739	$91,292

Noncash Investing and Financing Activities
Change in estimate of asset retirement obligations	$31,570	$1,888

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

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended February 28, 2024. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company’s consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which the Company has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Capital Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements.

The timeline and potential magnitude of Ukraine-Russia war and its impact on the Company’s future operations is currently unknown. The Company has incurred continuing losses since 2016, including a loss of $643,335 and $286,893 for the fiscal year ended February 29, 2024, and the six-month period ended August 31, 2024, respectively. During the six months ended August 31, 2024, the Company incurred cash losses of approximately $182,000 from its operating activities. As of August 31, 2024, the Company had a cash balance of approximately $72,000 and negative working capital of approximately $17,000.

The Company’s principal capital and exploration expenditures during next fiscal year are expected to relate to selected well workovers on its Jack and Palo Pinto County acreages. The Company believes that it has sufficient cash on hand and available funds from its credit line to fund its costs for such expenditures as well as other operating costs, for the 12-month period subsequent to issuance of these consolidated financial statements with available borrowings under its line of credit with a related party of $400,000.

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

Significant Accounting Policies

During the six months ended August 31, 2024, there have been no material changes to the Company’s significant accounting policies as described in its 2024 Form 10-K.

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to Norris Industries, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per common share since the inclusion of these shares would be anti-dilutive for the three and six months ended August 31, 2024 and 2023:

	2024	2023
Stock options	-	-
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	29,750,000	27,250,000
Total common shares to be issued	96,416,667	93,916,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At August 31, 2024, the Company had no uninsured cash balances. The Company has not experienced any losses on such accounts.

Note 2 – Revenue from Contracts with Customers

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and six months ended August 31, 2024 and 2023:

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
Oil sales	$57,165	$61,118	$143,823	$114,387
Natural gas sales	19,842	21,488	33,451	49,572
Total	$77,007	$82,606	$177,274	$163,958

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of August 31, 2024 and February 29, 2024.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the six months ended August 31, 2024:

	February 29, 2024	Additions	Change in Estimates	August 31, 2024

Oil and gas properties, subject to depletion	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	400,094	-	(31,570)	368,524
Accumulated depletion	(2,943,821)	(39,521)	-	(2,983,342)
Total oil and gas assets	$386,510	$(39,521)	$(31,570)	$315,419

The depletion recorded for production on proved properties for the six months ended August 31, 2024 and 2023 amounted to $39,521 and $18,515, respectively. The depletion recorded for production on proved properties for the three months ended August 31, 2024, and 2023, amounted to $16,246 and $8,906, respectively.

During the three and six months ended August 31, 2024, and 2023, there were no ceiling test write-downs of the Company’s oil and gas properties.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the six months ended August 31, 2024:

Asset retirement obligations as of February 29, 2024	$485,333
Additions	-
Current period revision of previous estimates	(31,570)
Accretion expense during the six months ended August 31, 2024	11,691
Asset retirement obligations as of August 31, 2024	$465,454

During the three and six months ended August 31, 2023, the Company recognized accretion expense of $7,817 and $8,043, respectively. During the three and six months ended August 31, 2024, the Company recognized accretion expense of $0 and $11,691, respectively.

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

On September 6, 2023, the Company entered into another amendment of its Loan Note with JBB to increase the line of credit by an additional $500,000, for a total of $4,300,000 drawn on this loan, and extend the maturity date for the original note and line of credit to September 30, 2026.

During the six months ended August 31, 2024, $200,000 of additional funds were advanced to the Company under the Loan Note. As of August 31, 2024, the Company had availability of $400,000 on its existing credit line with JBB.

The Company recognized interest expense of $68,386 and $62,431 for the six months ended August 31, 2024 and 2023, respectively, and recognized interest expense of $34,482 and $31,680 for the three months ended August 31, 2024 and 2023, respectively. Accrued interest as of February 29, 2024 and August 31, 2024 was $585,341 and $653,727, respectively, and is due at maturity of the Loan Note. Outstanding borrowings under notes payable to JBB totaled $4,200,000 and $4,400,000 as of February 29, 2024 and August 31, 2024.

Note 6 – Commitments and Contingencies

Office Lease

As of September 1, 2018, the Company moved to the offices of International Western Oil (“IWO”) in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the three and six months ended August 31, 2023, and the three and six month ended August 31, 2024, the Company incurred $2,850 and $5,700, respectively, of rent expense under this lease that is included in lease operating expenses on the consolidated statements of operations.

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

For near- to medium-term cash flow enhancement, the Company will plan to focus on existing fields and to selectively consider larger-reserve oil and gas properties with low production to acquire at reasonable cost and then implement effective Enhanced Oil Recovery (“EOR”) methods to improve its current revenues and assets. For long-term cash flow enhancement, the Company plans to identify other oil-field related, and niche enterprises to consider for bolt on, or diversified acquisition targets to grow Company revenues. This may be with use of capital, or debt sources from existing owners to fund buyout targets via the Company’s strategic joint venture partnerships, and, or to raise outside capital to fund any potential future acquisition.

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

Results of Operations

Comparison of the Three Months Ended August 31, 2024 with the Three Months Ended August 31, 2023

Revenues

The Company generated revenues of $77,007 from oil and gas sales for the three months ended August 31, 2024, compared to $82,606 for the three months ended August 31, 2023. The decrease in revenues mainly came from an decrease in the production.

Operating Expenses

Operating expenses for the three months ended August 31, 2024, and 2023 were $160,381 and $174,936, respectively. Our lease operating expenses slightly decreased and were $112,776 for the three-month period ended August 31, 2024, compared to $120,138 for the three-month period ended August 31, 2023. Our general and administrative expense slightly decreased to $31,359 for the three-month period ended August 31, 2024, compared to $38,075 for the three-month period ended August 31, 2023, primarily due to consistent general and administrative functions in the two periods.

Depletion and Accretion Expenses

For the three months ended August 31, 2024 and 2023, the Company recorded depletion and accretion expense of $16,246 and $16,723, respectively, related to depletion of oil and gas properties and revision of asset retirement obligations estimate.

Other Expense

For the three months ended August 31, 2024 and 2023, the Company recorded interest expense of $34,482 and $31,680, respectively, related to additional draws from the related party loans.

Net Loss

We had a net loss in the amount of $117,856 for the three months ended August 31, 2024, compared to a net loss of $124,010 for the three months ended August 31, 2023. The decrease in losses was primarily related to a lower lease operating expenses and higher interest expenses incurred during the current three-month ended August 31, 2024.

Comparison of the Six Months Ended August 31, 2024 with the Six Months Ended August 31, 2023

Revenues

The Company generated revenues of $177,274 from oil and gas sales for the six months ended August 31, 2024, compared to $163,958 for the six months ended August 31, 2023. The increase in revenues mainly came from increases in the market price of oil and gas product.

Operating Expenses

Operating expenses for the six months ended August 31, 2024, and 2023 were $395,781 and $406,875, respectively. Our lease operating expenses slightly decreased and were $240,633 for the six-month period ended August 31, 2024, compared to $259,110 for the six-month period ended August 31, 2023, that was primarily related to lower variable lease operating expenses as a result of lower production during the current period. Our general and administrative expense decreased to $103,936 for the six-month period ended August 31, 2024, compared to $121,207 for the six-month period ended August 31, 2023, primarily because of management’s cost cutting effort during the current period.

Depletion and Accretion Expenses

For the six months ended August 31, 2024, and 2023, the Company recorded depletion and accretion expense of $51,212 and $26,558, respectively, related to depletion of oil and gas properties and revision of asset retirement obligations estimate.

Other Expense

For the six months ended August 31, 2024, and 2023, the Company recorded interest expense of $68,386 and $62,431, respectively, related to additional draws from the related party loans.

Net Loss

We had a net loss in the amount of $286,893 for the six months ended August 31, 2024, compared to a net loss of $305,348 for the six months ended August 31, 2023. The decrease in losses was primarily related to increase in revenue due higher market prices.

Liquidity and Capital Resources

As of August 31, 2024, the Company had cash on-hand of $71,739.

Net cash used in operating activities during the six months ended August 31, 2024, was $182,478, compared to cash used in operating activities of $260,439 for the same period in 2023.

Net cash provided by financing activities for six months ended August 31, 2024, was $200,000, related to proceeds from the Company’s line of credit with JBB, compared to cash provided by financing activities of $200,000 for the same period in 2023, related to proceeds from the Company’s line of credit with JBB.

The Company will require additional financing to support its operations and to pursue its acquisition program. As of August 31, 2024, the Company had availability of $400,000 on its existing credit line with JBB which has been extended to September 30, 2026. If the Company requires additional financing beyond what is available under its existing credit line, it does not have any committed sources of financing at this time. If it is unable to obtain financing, it will have to reduce or curtail its operations and acquisition program. There is no assurance that it will be able to obtain financing in the future, and even if financing is available, it may not be on terms acceptable to the Company.

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

On September 6, 2023, the Company entered into another amendment of its Loan Note with JBB to increase the line of credit by an additional $500,000, for a total of $4,300,000, and extend the maturity date for the original note and line of credit to September 30, 2025 which has been further extended to September 30, 2026.

Off-Balance Sheet Arrangements

As of August 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2024 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2024 annual report on Form 10-K in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended August 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Norris Industries, Inc.

Date: October 15, 2024	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer)

Date: October 15, 2024	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
President of the Oil and Gas Division and Director

