Form 10-Q
period 2024-11-30
Norris Industries, Inc.
filed 2025-01-14
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

or

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

As of January 14, 2025, the registrant had 108,245,688 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

November 30, 2024

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

NOVEMBER 30, 2024 AND FEBRUARY 29, 2024

	November 30, 2024	February 29, 2024
	(unaudited)
ASSETS
Current Assets
Cash	$78,963	$54,217
Accounts receivable - oil & gas	31,128	17,011
Total Current Assets	110,091	71,228

Oil and Gas Property - Full Cost Method
Properties subject to depletion	3,312,323	3,330,331
Less: accumulated depletion and impairment	(2,997,835)	(2,943,821)
Total Oil and Gas Property, net	314,488	386,510

Total Assets	$424,579	$457,738

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$119,496	$121,039
Total Current Liabilities	119,496	121,039

Convertible note payable - related party	3,200,000	4,200,000
Accrued interest – related parties-long term	614,382	585,341
Asset retirement obligations	479,016	485,333
Total Liabilities	4,412,894	5,391,713

Stockholders’ Deficit
Preferred stock, $0.001 par value per share, 20,000,000 shares authorized:	-	-
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized, 108,245,688 and 90,883,013 shares issued and outstanding at November 30, 2024 and February 29, 2024, respectively.	108,246	90,883
Additional paid-in capital	7,658,050	6,286,399
Accumulated deficit	(11,755,611)	(11,312,257)
Total Stockholders’ Deficit	(3,988,315)	(4,933,975)
Total Liabilities and Stockholders’ Deficit	$424,579	$457,738

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2024 AND 2023

(UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2024	2023	2024	2023

Revenues
Oil and gas sales	$81,744	$87,112	$259,018	$251,070

Total Revenues	81,744	87,112	259,018	251,070

Operating Expenses
Lease operating expenses	147,192	152,622	387,825	411,732
General and administrative expenses	26,851	31,958	130,787	153,165
Depletion, depreciation, and accretion	14,493	13,627	65,705	40,185

Total Operating Expenses	188,536	198,207	584,317	605,082

Loss from Operations	(106,792)	(111,095)	(325,299)	(354,012)

Other Expense
Interest expense	(49,669)	(31,912)	(118,055)	(94,343)
Total Other Expense	(49,669)	(31,912)	(118,055)	(94,343)

Net Loss	$(156,461)	$(143,007)	$(443,354)	$(448,355)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	92,981,797	90,883,013	91,575,004	90,883,013

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2023 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 1, 2023	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(10,668,922)	$(4,290,640)

Net loss	-	-	-	-	-	(181,338)	(181,338)

Balance, May 31, 2023	1,000,000	1,000	90,883,013	90,883	6,286,399	(10,850,260)	(4,471,978)

Net loss	-	-	-	-	-	(124,010)	(124,010)

Balance, August 31, 2023	1,000,000	1,000	90,883,013	90,883	6,286,399	(10,974,270)	(4,595,988)

Net loss	-	-	-	-	-	(143,007)	(143,007)

Balance, November 30, 2023	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(11,117,277)	$(4,738,995)

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2024 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 1, 2024	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(11,312,257)	$(4,933,975)

Net loss	-	-	-	-	-	(169,037)	(169,037)

Balance, May 31, 2024	1,000,000	1,000	90,883,013	90,883	6,286,399	(11,481,294)	(5,103,012)

Net loss	-	-	-	-	-	(117,856)	(117,856)
Balance, August 31, 2024	1,000,000	1,000	90,883,013	90,883	6,286,399	(11,599,150)	(5,220,868)

Issuance of common shares	-	-	17,362,671	17,363	1,371,651	-	1,389,014
Net loss	-	-	-	-	-	(156,461)	(156,461)
Balance, November 30, 2024	1,000,000	$1,000	90,883,013	$108,246	$7,658,050	$(11,755,611)	$(3,988,315)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2024 AND 2023

(UNAUDITED)

	2024	2023

Cash Flows from Operating Activities
Net loss	$(443,354)	$(448,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and accretion	65,705	40,185
Changes in operating assets and liabilities
Accounts receivable - oil and gas	(14,117)	1,107
Accounts payable and accrued expenses	(1,543)	(6,070)
Accrued interest- related party	118,055	95,843
Net Cash used in Operating Activities	(275,254)	(317,290)

Cash Flows from Financing Activities
Proceeds from related party loans	300,000	200,000

Net Cash provided by Financing Activities	300,000	200,000

Net Increase (Decrease) in Cash	24,746	(117,290)

Cash - beginning of period	54,217	151,731

Cash - end of period	$78,963	$34,441

Noncash Investing and Financing Activities
Change in estimate of asset retirement obligations	$18,008	$5,709
Conversion of $1.3 million related party notes payable and related accrued interests to common shares	$1,389,014	$-

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

The timeline and potential magnitude of Ukraine-Russia war and its impact on the Company’s future operations is currently unknown. The Company has incurred continuing losses since 2016, including a loss of $643,335 and $443,354 for the fiscal year ended February 29, 2024, and the nine-month period ended November 30, 2024, respectively. During the nine months ended November 30, 2024, the Company incurred cash losses of approximately $275,000 from its operating activities. As of November 30, 2024, the Company had a cash balance of approximately $79,000 and negative working capital of approximately $9,400.

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

Significant Accounting Policies

During the nine months ended November 30, 2024, there have been no material changes to the Company’s significant accounting policies as described in its 2024 Form 10-K.

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to Norris Industries, Inc. shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per common share since the inclusion of these shares would be anti-dilutive for the three and nine months ended November 30, 2024 and 2023:

	2024	2023
Stock options	-	-
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	16,000,000	27,250,000
Total common shares to be issued	82,666,667	93,916,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At November 30, 2024, the Company had no uninsured cash balances. The Company has not experienced any losses on such accounts.

Note 2 – Revenue from Contracts with Customers

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and nine months ended November 30, 2024 and 2023:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2024	2023	2024	2023
Oil sales	$70,183	$66,310	$214,006	$180,696
Natural gas sales	11,561	20,802	45,012	70,374
Total	$81,744	$87,112	$259,018	$251,070

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of November 30, 2024 and February 29, 2024.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended November 30, 2024:

	February 29, 2024	Additions	Change in Estimates	November 30, 2024

Oil and gas properties, subject to depletion	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	400,094	-	(18,008)	382,086
Accumulated depletion	(2,943,821)	(54,014)	-	(2,997,835)
Total oil and gas assets	$386,510	$(54,014)	$(18,008)	$314,488

The depletion recorded for production on proved properties for the nine months ended November 30, 2024 and 2023 amounted to $54,014 and $25,478, respectively. The depletion recorded for production on proved properties for the three months ended November 30, 2024, and 2023, amounted to $14,493 and $6,963, respectively.

During the three and nine months ended November 30, 2024, and 2023, there were no ceiling test write-downs of the Company’s oil and gas properties.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the nine months ended November 30, 2024:

Asset retirement obligations as of February 29, 2024	$485,333
Additions	-
Current period revision of previous estimates	(18,008)
Accretion expense during the nine months ended November 30, 2024	11,691
Asset retirement obligations as of November 30, 2024	$479,016

During the three and nine months ended November 30, 2024, the Company recognized accretion expense of $0 and $11,691, respectively. During the three and nine months ended November 30, 2023, the Company recognized accretion expenses of $6,664 and $14,707, respectively.

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

On November 19, 2024, the Company entered into agreements with JBB to convert $1,300,000 million outstanding notes and respective accrued interests of $89,014 into 17,362,675 shares of common shares. The conversion was executed at a ratio of $0.08 per share, as outlined in the original funding agreements.

During the nine months ended November 30, 2024, $300,000 of additional funds were advanced to the Company under the Loan Note. As of November 30, 2024, the Company had availability of $500,000 on its existing credit line with JBB as result of an additional $200,000 of expanded credit line provided to the Company.

The Company recognized interest expense of $118,055 and $94,343 for the nine months ended November 30, 2024 and 2023, respectively, and recognized interest expense of $49,669 and $31,912 for the three months ended November 30, 2024 and 2023, respectively. Accrued interest as of February 29, 2024 and November 30, 2024 was $585,341 and $614,382, respectively, and is due at maturity of the Loan Note. Outstanding borrowings under notes payable to JBB totaled $4,200,000 and $3,200,000 as of February 29, 2024 and November 30, 2024, respectively.

Note 6 – Commitments and Contingencies

Office Lease

As of September 1, 2018, the Company moved to the offices of International Western Oil (“IWO”) in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the three and nine months ended November 30, 2023, and the three and nine months ended November 30, 2024, the Company incurred $2,850 and $8,550, respectively, of rent expense under this lease that is included in lease operating expenses on the consolidated statements of operations.

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

This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events or developments which management expects or anticipates will or may occur in the future, and non-historical information are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” and variations of those words and similar expressions identify forward-looking statements. The foregoing are not the exclusive means of identifying forward-looking statements, and their absence does not mean that a statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements.

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

The Company’s long-term objective is to increase shareholder value by growing reserves, production, and cash flow. As result we are actively seeking to identify and have under consideration a selected number of acquisition opportunities in the oilfield services type companies and other non-oilfield companies that may better align with our operational plans to implement a diversified growth strategy.

Notwithstanding the above stated objectives, the ramifications of the prior pandemic containment measures and consequent disruptions to the United States and world economies due to the COVID – 19 viral outbreaks had an adverse impact on the overall business of the Company and the industry in which it operates. The demand for oil and gas has impacted all producers as commodity prices of oil and gas has increased substantially, but so has inflation resulting in higher costs for materials, equipment, personnel and service providers which the US Federal Reserve has been adjusting interest rate policies that has tightened financial conditions. In addition, in early 2022 the industry faced added complications as result of the Russian Federation invasion of Ukraine and h the Hamas terrorist attack on Israel in October 2023, and the war response from Israeli forces on Gaza has created further instability in the Middle East. As result energy prices have risen, however, we are unable to predict exact supply and demand balances that will cause energy prices to be highly volatile and thus affect our revenues into the near future. Therefore, we anticipate that we may not be able to cover operating costs and will have to take cost-cutting measures and seek continued operational financing.

As a result of the prior COVID-19 pandemic and wars in Ukraine, Middle East conflicts and the various governmental and political responses and those of our subcontractors, customers and suppliers, we expect continued delays or disruptions and temporary suspensions of operations due to shortages of labor and increased cost from suppliers. In addition, our financial condition and results of operations have been and are likely to continue to be adversely affected. Thus, subject to adjustments due to the general economic consequences and the more specific impact on the oil and gas industry, the current general strategic objectives of the Company are set forth below.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2024 with the Three Months Ended November 30, 2023

Revenues

The Company generated revenues of $81,744 from oil and gas sales for the three months ended November 30, 2024, compared to $87,112 for the three months ended November 30, 2023. The decrease in revenues mainly came from a decrease in production.

Operating Expenses

Operating expenses for the three months ended November 30, 2024, and 2023 were $188,536 and $198,207, respectively. Our lease operating expenses increased and were $147,192 for the three months ended November 30, 2024, compared to $152,622 for the three months ended November 30, 2023. Our general and administrative expense slightly decreased to $26,851 for the three months ended November 30, 2024, compared to $31,958 for the three months ended November 30, 2023.

Depletion and Accretion Expenses

For the three months ended November 30, 2024 and 2023, the Company recorded depletion and accretion expense of $14,493 and $13,627, respectively, related to depletion of oil and gas properties and revision of asset retirement obligations estimate.

Other Expense

For the three months ended November 30, 2024 and 2023, the Company recorded interest expense of $49,669 and $31,912, respectively, related to additional draws from the related party loans.

Net Loss

We had a net loss in the amount of $156,461 for the three months ended November 30, 2024, compared to a net loss of $143,007 for the three months ended November 30, 2023. The increase in losses was primarily related to higher lease operating expenses due to well repairs and maintenance during the current three-month ended November 30, 2024.

Comparison of the Nine Months Ended November 30, 2024 with the Nine Months Ended November 30, 2023

Revenues

The Company generated revenues of $259,018 from oil and gas sales for the nine months ended November 30, 2024, compared to $251,070 for the nine months ended November 30, 2023. The revenue is consistent with the nine-month period in the prior year.

Operating Expenses

Operating expenses for the nine months ended November 30, 2024, and 2023 were $584,317 and $605,082, respectively. Our lease operating expenses slightly decreased and were $387,825 for the nine-month period ended November 30, 2024, compared to $411,732 for the nine-month period ended November 30, 2023, that was primarily related to lower variable lease operating expenses as a result of lower production during the current period. Our general and administrative expense decreased to $130,787 for the nine-month period ended November 30, 2024, compared to $153,165 for the nine-month period ended November 30, 2023, primarily because of management’s cost cutting effort during the current period.

Depletion and Accretion Expenses

For the nine months ended November 30, 2024, and 2023, the Company recorded depletion and accretion expense of $65,705 and $40,185, respectively, related to depletion of oil and gas properties and revision of asset retirement obligations estimate.

Other Expense

For the nine months ended November 30, 2024, and 2023, the Company recorded interest expense of $118,055 and $94,343, respectively, related to additional draws from the related party loans.

Net Loss

We had a net loss in the amount of $443,354 for the nine months ended November 30, 2024, compared to a net loss of $448,355 for the nine months ended November 30, 2023. The increase in losses was primarily related to lower in production and higher in interest expenses due to additional draws from the related party loans.

Liquidity and Capital Resources

As of November 30, 2024, the Company had cash on-hand of $78,963.

Net cash used in operating activities during the nine months ended November 30, 2024, was $275,254, compared to cash used in operating activities of $317,290 for the same period in 2023.

Net cash provided by financing activities for nine months ended November 30, 2024, was $300,000, related to proceeds from the Company’s line of credit with JBB, compared to cash provided by financing activities of $200,000 for the same period in 2023, related to proceeds from the Company’s line of credit with JBB.

The Company will require additional financing to support its operations and to pursue its acquisition program. As of November 30, 2024, the Company had availability of $500,000 on its existing credit line with JBB which has been extended to September 30, 2026. If the Company requires additional financing beyond what is available under its existing credit line, it does not have any committed sources of financing at this time. If it is unable to obtain financing, it will have to reduce or curtail its operations and acquisition program. There is no assurance that it will be able to obtain financing in the future, and even if financing is available, it may not be on terms acceptable to the Company.

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

Off-Balance Sheet Arrangements

As of November 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2024 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2024 annual report on Form 10-K in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended November 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document

101.SCH *	Inline XBRL Taxonomy Schema

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase

101.DEF *	Inline XBRL Taxonomy Definition Linkbase

101.LAB *	Inline XBRL Taxonomy Label Linkbase

101.PRE *	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Norris Industries, Inc.

January 14, 2025	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer)

Date: January 14, 2025	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
President of the Oil and Gas Division and Director

