Form 10-K
period 2025-02-28
Norris Industries, Inc.
filed 2025-05-28
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2025

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A

Number of the issuer’s common stock outstanding as of May 28, 2025: 108,245,688.

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

Our Business Strategy

We are a small exploration & production (“E&P”) oil and natural gas company that focuses on the development, production, and maintenance of its existing of crude oil and natural gas properties in Texas. The Company’s goal is to tap into the high potential leases of the Central West Texas region of the United States, aiming to unlock the potential in the prolific Bend Arch-Fort Worth region. This area is approximately 120 miles long and 40 miles wide, running from Archer County, Texas in the north to Brown County, Texas in the south. The Company also will look at other acquisition opportunities in the Permian Basin, West Texas, East Texas and South Texas regions.

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

For near- to medium-term cash flow enhancement, the Company plans to focus on existing fields and to selectively consider larger-reserve oil and gas properties with low production to acquire at reasonable cost and then implement effective Enhanced Oil Recovery (“EOR”) methods to improve its current revenues and assets. For long-term cash flow enhancement, the Company is in process to identify other oil-field related, and non-oilfield niche enterprises to consider for bolt on, or diversified acquisition targets to grow Company revenues. Funding for any potential future acquisition may be provided by the Company’s strategic joint venture partnerships.

The Company’s long-term objective is to increase shareholder value by growing reserves, production and cash flow. As result we may seek to identify and consider acquisition opportunities of oilfield services companies and other non-oilfield companies that align with our operational plan to implement a diversified growth strategy.

Notwithstanding the above stated objectives, the ramifications of the prior pandemic containment measures and consequent disruptions to the United States and world economies due to the COVID – 19 viral outbreaks had an adverse impact on the overall business of the Company and the industry in which it operates. The demand for oil and gas has impacted all producers as commodity prices of oil and gas has increased substantially, but so has inflation resulting in higher costs for materials, equipment, personnel and service providers which the US Federal Reserve has taken lead to increased interest rates substantially from prior low levels that has tightened financial conditions. In addition, in early 2022 the industry faced added complications as result of the Russian Federation invasion of Ukraine and also with the Hamas terrorist attack on Isreal in October 2023, and the war response from Israeli forces on Gaza has created further instability in the Middle East. As result energy prices have risen, however, we are unable to predict exact supply and demand balances that will cause energy prices to be highly volatile and thus affect our revenues into the near future. Therefore, we anticipate that we may not be able to cover operating costs and will have to take cost cutting measures and seek continued operational financing.

In November 2024, there was an election, and change of Administrations, which was a departure from prior administration with renewed focus on traditional domestic energy production. However, the Trump administration has threatened to impose protectionist tariffs on imported goods which could affect the economic activities and create supply disruptions in the near term. As a result of the prior COVID-19 pandemic, unresolved wars and trade conflicts and other various governmental and political responses, it may have an impact on our subcontractors, customers and suppliers, that might result in delays or disruptions or a temporary suspension of operations due to shortages of labor and increased cost from suppliers. In addition, our financial condition and results of operations have been and are likely to continue to be adversely affected. Thus, subject to adjustments due to the general economic consequences and the more specific impact on the oil and gas industry, the current general strategic objectives of the Company are set forth below.

The Company is currently listed on the OTCQB marketplace of OTC Link as an E&P oil and gas company.

*****

Develop and Grow Our Hydrocarbon Acreage Positions Using Outside Development Expertise.

We plan to focus on improving our assets that are located in hydrocarbon-rich resource plays to improve our asset quality and to improve on production. We plan to leverage outside expertise to apply available EOR technologies to economically develop our existing property portfolio and those that we may acquire in the future. We plan to operate the majority of our acreage, giving us greater control over the planning of capital expenditures, execution and cost reduction. Operating our own acreage also will allow us to adjust our capital spending based on drilling results and the economic environment. Our leasehold acquisition strategy is to pursue long-term contracts that allow us to maintain flexible development plans and avoid short-term obligations to drill wells, as have been common in other resource plans. As a small producer, we regularly evaluate industry drilling results and implement technologically effective operating practices which may increase our initial production rates, ultimate recovery factors and rate of return on invested capital.

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

Technologies

Oil and natural gas reserve development is now a technology-oriented industry. Management believes that technology has greatly increased the success rate of finding commercially viable oil or natural gas deposits. In this context, success rate means the ability to locate an oil/gas well that can produce a commercialized quantity of hydrocarbon.

At NRIS, we engage consultants to focus on geoscience along with help in our understanding of complex mineralogy in shale reservoirs and better determining zones susceptible to enhanced production methods. We use technology to indicate where to frack with the potential of greater success as it provides us with rapidly available data while delivering game changing levels of collaboration: multi-well, multi-user and multi-interpreter. Our outside contracted field engineers, geologists and petrophysicists work together for better drilling decisions.

Reservoir Estimate

As of March 1, 2025, our estimated gross proved oil and natural gas reserves, as prepared by our independent reserve engineering firm, Kurt Mire, PE, using SEC prices used throughout this report for crude oil, condensate, and natural gas were $75.37 per barrel of oil and $2.26 per MMBTU for Henry Hub gas. As result of lease purchases from funding made available from our majority owner, we include 100% of our net oil reserves and 100% of our net natural gas reserves that were classified as proved producing that include values from the proved developed producing, proved behind pipe, and proved non-producing reserves categories as of March 1, 2025.

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

Operational Plans

During fiscal year 2025, the Company was in a period of assessment and work-over of its existing wells. We continue to look for, on a selective basis, oil and gas reserve concessions with existing production. However, any acquisitions will have to consider the current and anticipated market for oil and gas products and the general economic outlook, which in part drives the consumption of oil and gas. For any potential acquisition, we will then seek to raise enough capital via equity or debt financing options to meet our operational needs and acquisition requirements, be this from our control owner, or other third-party financing sources, including the capital markets.

Based on the Company’s general management and petroleum exploration experience, as well as its geology expertise, the Company believes it has the ability to identify potential acreage with existing producing fields and acquire them.

As mentioned before the effect of the prior government responses to COVID-19 as well as the wars (trade or actual), it could impact the domestic and international demand, production for crude oil and natural gas, which has contributed to price volatility, impacted dramatically the price we receive for oil and natural gas and has materially and adversely affected the demand for, and costs incurred on our production, which means that our production may have to be shut-in, or costs will increase on some of our wells at any point in time.

Completed Acquisitions with Production Enhancement Programs

To date, the Company has prospected and completed several exploration and acquisition projects, all of which may change subject to market conditions and risk assessments due to outside world events mentioned, and overall general economic conditions:

The Bend Arch Lion 1A JV, Coleman County, TX:

This drilling joint-venture is a 160-acre leasehold having four producing wells which have been drilled by our Texas-based operating partner International Western Oil. This field has been surveyed with high quality proven reserves encompassing several pay zones highlighted by the Gray Sand, the Palo Pinto, and in some instances the Ellenburger pay zone. On May 4, 2015, the Company acquired a 39.5% working interest from IWO in the Bend Arch Lion 1A Joint Venture (the Pittard Bend Arch White property encompassing 160 acres – State ID# 21488) (the “1A Venture”.) By acquiring these working interests, the Company directly receives the share of working interest revenue (after accounting for applicable taxes, expenses, and landowner royalties) IWO was receiving prior to the acquisitions.

As of February 28, 2025, the 1A Venture property had four (4) gross oil and gas wells (1.58 net wells). The initial production of this property started in April 2014.

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

The Bend Arch Lion 1B JV, Coleman County, TX:

This drilling joint-venture is a 220-acre leasehold having 6 new producing wells which have been drilled by our Texas-based operating partner International Western Oil. In May 2015, the Company acquired working interests of this leasehold which has been surveyed with high quality proven reserves encompassing several pay zones highlighted by the Gray Sand and in some instances the Ellenburger pay zone. At the moment, the leasehold has 3 producing wells coming from the Gray Sand formation and 3 producing wells coming from the Ellenberger formation. On May 4, 2015, the Company acquired 46% working interest in the Bend Arch Lion 1B Joint Venture (the Pittard Bend Arch Red property encompassing 220 acres - State ID# 13121) (the “1B Venture”).

As of February 28, 2025, the 1B Venture property had six (6) gross oil and gas wells (3 net wells). The initial production of this property started in March 2015.

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

As of February 28, 2025, the Marshall Walden property had six (6) gross oil and gas wells (0.6 net wells) which are intermittently active, plus two (2) injection wells. There are no definitive plans currently; the Company expects to determine such in the next fiscal year. The initial production of this property started in September 2016.

The Stuart Leases of Jack County and Palo-Pinto County

The Jack County and Palo-Pinto County Stuart oil leases were purchased on December 28, 2017 and have twenty (20) gross oil and gas wells (15 net wells), which the management is operating production on its properties.

Reserve Information

The data below is based on the SEC Non-Escalated Analysis of Estimated Proved Reserve of the Jack County and Palo Pinto County associated leases as well as the Bend Arch Lion 1A and Bend Arch Lion 1B, and Marshall-Walden leaseholds in which the Company has certain minority interests. As of March 1, 2025, this evaluation report was prepared by an independent third-party Kurt Mire, a PE reservoir engineer based in Houston, Texas. To the extent able, the Company will concentrate on those wells in which the Company either owns a majority, or 100% of the working interest in such oil and gas property lease.

Estimated Proved Reserves

Net to Norris Industries, Inc.

SEC Non-Escalated Analysis

As of March 1, 2025

	Proved
	Developed Producing	Proved Behind Pipe	Proved Non- Producing	Proved Shut-In	Total BOE & Value
Net Reserve
Oil - Bbl.	16,500	6,700	1,500	-	24,600
Gas - Mcf	59,400	46,300	4,500	-	110,300

Income Date
Future revenue	$1,407,300	$617,000	$119,700	$-	$2,144,000
Expenses & Taxes	$847,200	$228,400	$48,100	$-	$1,123,700

Investments costs	$97,700	$49,200	$30,000	$162,200	$339,100
Undiscounted cash flows	$462,400	$339,500	$41,600	$(162,200)	$681,300
Discounted cash flows at 10%	$285,700	$280,100	$35,800	$(129,300)	$472,200

The unit prices used throughout this report for crude oil, condensate, and natural gas were $75.37 per barrel of oil and $2.26 per MMBTU for Henry Hub gas which are above current market prices. The reserve report unit prices are based upon the appropriate prices in effect the first trading day of each month from March 2024 through February 2025 and averaged for the year which ranged from low of $66.37 for to a high of $87.01 per barrel of oil for WTI crude.

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

Risks Related to Our Business

LIMITED OPERATING HISTORY.

The Company was formed on February 19, 2014. The Company has had limited business operations upon which an evaluation of the Company can be based. Exploration stage companies, such as the Company are subject to all of the risks inherent in the establishment of any new business in the E&P sector of the oil and gas industry. Our financial viability is dependent upon raising funds and successfully executing our business plan. The likelihood of our success must be considered in the light of the challenges, both expected and unexpected, frequently encountered in connection with starting and expanding a new business. Accordingly, we are planning to align our primarily fixed expense levels with our expectation of future revenues. We may be unable to adjust spending in a timely manner to compensate for unexpected shortfalls in any forthcoming revenue. Any such shortfalls will have an immediate adverse impact on our operating results and financial condition which could cause investors to lose all or a substantial part of their investment.

THE OIL AND GAS INDUSTRY IS NO LONGER IN A SUBSTANTIAL DOWNTURN DUE TO RECOVERY FROM COVID-19 PANDEMIC.

During the 2025 fiscal year, we performed an analysis of our oil and gas properties in light of recent events, and the increase in oil and gas prices and anticipated economic conditions in our industry. As a result, we don’t believe there to be any further impairment expenses required due to prior reduction in carrying value of our oil and gas properties in the March 1, 2025, Reserve Report.

Our business and operations were adversely affected by and are expected to continue to be adversely affected by the COVID-19 pandemic and the public health response and may be adversely affected in the future by other similar outbreaks. Our operations, and those of our subcontractors, customers and suppliers, have experienced and are anticipated to continue to experience delays or disruptions and temporary suspensions of operations. In addition, our financial condition and results of operations have been and are likely to continue to be adversely affected by the coronavirus outbreak and has somewhat recovered due to significant recovery of oil and gas prices.

The future potential magnitude of another pandemic is currently still unknown. The continuation or amplification of this, another virus could affect the United States and global economy, that might affect prices and our business and operations, and the demand more broadly for oil and gas or could be further disruptions due to further political and direct and indirect conflicts with various countries causing further flare ups on the conflicts with Isreal in the Middle East.

These unprecedented situations are anticipated to continue to affect the same for the foreseeable future. As the impact from possible conflicts with others are difficult to predict, the extent to which it will negatively or positively affect our operating results, and the duration of any potential business disruption is uncertain. The magnitude and duration of any impact will depend on future developments and new information that may emerge regarding the severity and duration of war, Pandemics or other political conflicts and the actions taken by various governmental authorities to contain war or treat pandemic and related impacts, all of which are beyond our control.

These potential impacts, while uncertain, have already impacted our 2026 fiscal year first quarter results of operations, and anticipated to have an unknown impact on multiple future quarters’ results as well.

OUR FINANCIAL STATEMENTS HAVE BEEN PREPARED ON A GOING CONCERN BASIS.

The Company has incurred continuing losses since 2016, including a loss of approximately $562,000 for the fiscal year ended February 28, 2025. During the fiscal year ended February 28, 2025, the Company accessed $400,000 in funding and incurred cash losses of approximately $369,000 from its operating activities. If we do not increase our income so as to be able to cover our operating expenses, we will need to obtain financing during the fiscal year to fund our operations. We do not have any specific sources of capital to be able to raise additional working capital. Our principal shareholder, who is not legally obligated to fund our operations, may provide funding, but there is no assurance that the shareholder will make a further capital investment or lend us operating funds. As of February 28, 2025, the Company had availability of $400,000 on its existing credit line with JBB Partners, Inc. (“JBB”), an entity that is owned and controlled by Mr. Patrick Norris, the Company’s Chief Executive Officer, and principal shareholder. If we are not able to obtain working capital funding, we will have to curtail our operations or cease operations. If either event occurs, investors will suffer a diminution in the value of their investment.

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

The oil and gas business is characterized by high fixed costs resulting from the significant capital outlays associated with the acquisition, development, and exploration of crude oil and natural gas properties. We are dependent on the production and sale of quantities of crude oil at product margins sufficient to cover operating costs, including any increases in costs resulting from future inflationary pressures or market conditions and increases in the costs of fuel and power necessary in operating our facilities. Furthermore, future major capital investment, various environmental compliance related projects, regulatory requirements, or competitive pressures could result in additional capital expenditures, which may not produce a return on investment. Such capital expenditures may require significant financial resources that may be contingent on our access to capital markets and commercial bank loans. Additionally, other matters, such as regulatory requirements or legal actions, may restrict our access to funds for capital expenditures.

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

WE WILL BE DEPENDENT UPON KEY PERSONNEL FOR THE FORESEEABLE FUTURE.

Given that Company has had a low level of business operations, , we are highly dependent on our executive officers, employees, and contractors. Although we believe that we will be able to identify, engage and motivate qualified personnel, an inability to do so could adversely affect our ability to market, sell, and develop our products and services. Any difficulty in attracting and retaining key people could have an adverse effect on our business.

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

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect these costs to be at least $75,000 per year. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive, and it is nearly impossible for us to obtain director and officer liability insurance and if able to obtain coverages in the future, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

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

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule. If we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

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

Risks Related To The Exploration Business

IMPACT OF PANDEMIC, TARIFFS, UKRAINE, ISREAL, AND MIDDLE EAST CONFLICTS ON OUR BUSINESS.

Our business and operations had been adversely affected by the pandemic in 2020. In 2021, as result of initial reopening of business activities in recovery from COVID-19, and the invasion of Ukraine by the Russian Federation in March 2022, and then in October 2023, the terrorist attack on Isreal there has been a substantial volatility in oil and gas prices. Now with a new US administration it was expected to be more favorable towards traditional energy sector but the recent tariffs could trigger a political trade war leading to possible supply disruption. However, we cannot predict the future and the exact impact it will have on energy services and commodity prices due to other similar outbreaks or a peaceful resolution to the wars/ other political conflicts that could cause a rapid decline in overall energy prices. Our financial condition and results of operations have been and are likely to continue to be affected by future pandemics and other political and war conflicts.

The timeline and potential magnitude of another pandemic, or outcome to possible trade wars, is currently unknown. The continuation or amplification of this virus, or war could continue to affect the US or the global economy, including our business and operations, and the supply and demand, more broadly for oil and gas prices and the industry.

AS WE CONTINUE TO DEVELOP OUR OPERATIONS, OUR PRODUCTION REVENUES MAY BE ADVERSELY AFFECTED BY CHANGES IN OIL AND GAS PRICES, AND IF WE ARE UNABLE TO BRING NEW OIL WELLS TO PRODUCTION WITH REASONABLE PRODUCTION CAPACITY.

The Company has a low level of business operations, as a minor participant in the oil and gas industry, which has ownership and working interests in limited number of marginally producing wells and acreage. For the Company to reach a strong stable production capacity it must raise enough capital to allow the Company to acquire and exploit new working interests in any future production wells. Any significant changes in oil prices or any inability on our part to anticipate or react to such changes could result in reduced revenues and profits and erosion of our competitive and financial position. Our success also depends on our ability to acquire good hydrocarbon production and bringing new oil wells to production with reasonable production capacity. In addition, changes from very shallow well to semi shallow well exploration or geographical exploration locations could result in higher costs of production and higher risks.

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

The US Congress has considered legislation that would require additional regulation affecting the hydraulic fracturing process. Consideration of new federal regulations and increased state oversight continues to arise. The US Environmental Protection Agency (“EPA”) announced in the first quarter of 2010 its intention to conduct a comprehensive research study on the potential effects that hydraulic fracturing may have on water quality and public health. The EPA issued a final report in June 2014.

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

DISRUPTION OF OUR PROPOSED SUPPLY CHAIN COULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our ability and the ability of our suppliers, business partners, including drillers, operators, and independent buyers, to make, move and sell our products is critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to adverse weather conditions, natural disaster, fire, terrorism, the outbreak or escalation of armed hostilities, pandemics, strikes and other labor disputes or other reasons beyond our or their control, could impair our ability to produce oil. So far in fiscal year 2025, as a result of the prior pandemic and official reaction to by the Federal Reserve to increase interest rates, as well as various political conflicts and wars been severe, far-reaching disruptions to the oil and gas industry, generally, which also is affecting the Company. We expect to experience additional losses and we may have to change production. We recognize that a failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

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

We engage a consultant to maintain our website, email, financial record keeping and related internet capabilities, including, as necessary, addressing any cybersecurity incidents. To date we have not experienced any material cybersecurity incidents. Given the nature of our operations (single location, minimal customer interface, no gathering of customer digital data, etc.), we do not believe that we are reasonably likely to face any material cybersecurity risks.

Our Chief Executive Officer (“CEO”) is tasked with oversight of risks from cybersecurity threats. Our CEO interfaces with our consultant periodically to assess vulnerability to cybersecurity threats and determine actions to be taken in response to such threats. In the event risks are identified and actions are recommended by our consultant, our consultant will interface with our CEO in addressing any identified cybersecurity threats.

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

The common stock only trades occasionally, in low volume amounts. A recent trade was on May 8, 2025, for which day the closing price was approximately $0.0672.

Holders of Common Stock

As of May 13, 2025, we had 111 shareholders of record of our common stock. We believe we have at least an additional 100 shareholders, who hold their shares of common stock under “street name.”

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Norris Industries, Inc. (the “Company”, “we”, or “us”) is an oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. As of March 1, 2025 the SEC Non-Escalated Analysis of Estimated Proved Reserve of our various leases in Coleman County is a total of 22.11 Mbbl in oil net reserves, plus 64.19 MMcf in natural gas net reserves out of total of BOE equivalent of 33 Mbbl in gross reserves, which is up from prior year by 3 Mbbl due to reduction of expected production as result of well workover issues.

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

Results of Operations

Revenues

The Company generated revenues of $329,334 from oil and gas production sales during the year ended February 28, 2025, compared to $329,610 during the year ended February 29, 2024. The slight decrease in oil and gas sales revenues was primarily due to the decrease in oil and gas production in current year.

Lease Operating Expenses

Lease operating expenses for the years ended February 28, 2025, and February 29, 2024, were $503,417 and $530,369, respectively. We incurred lower lease operating expenses in 2025 primarily because of lower costs of operations primarily as a result of the lower production in current year.

General and Administrative Expenses

General and administrative expenses for the years ended February 28, 2025 and February 29, 2024, were $189,611 and $200,787, respectively. The general and administrative expenses decreased slightly due to management implementing cost controls.

Depletion and Accretion Expenses

For the years ended February 28, 2025, and February 29, 2024, the Company recorded depletion and accretion expense of $54,675 and $114,827, respectively, related to depletion of oil and gas properties and amortization of asset retirement obligations. The decrease was primarily a result of change of accounting estimate and lower production in current year.

Other Income (Expense)

For the years ended February 28, 2025, and February 29, 2024, the Company recorded interest expense of $143,205 and $126,962, respectively. Higher interest expense was incurred in 2025 due to additional debt issuances to related parties in the current year.

Net Loss

Our operations resulted in a net loss in the amount of $561,574 for the year ended February 28, 2025, compared to a net loss of $643,335 for the year ended February 29, 2024. The decrease was primarily related to lower oil and gas production during the current fiscal year.

Liquidity and Capital Resources

On February 28, 2025, the Company had cash of $85,627.

Net cash used in operating activities during the year ended February 28, 2025, was $368,590, compared to cash used in operating activities of $397,514 for the same period in 2024. The decrease was primarily due to lower oil and gas production expense.

Net cash used in investing activities during years ended February 28, 2025 and February 29, 2024, was $-0-.

During the year ended February 28, 2025, cash provided by financing activities was $400,000 related to proceeds from the Company’s related party loans. Net cash provided by financing activities during the year ended February 29, 2024, was $300,000, related to proceeds from the Company’s related party loans.

The Company will require additional financing to support its operations and to pursue its acquisition program. As of February 28, 2025, the Company had availability of $400,000 on its existing credit line with JBB. If the Company requires additional financing beyond what is available under its existing credit line, it does not have any committed sources of financing at this time. If it is unable to obtain financing, it will have to reduce or curtail its operations and acquisition program. There is no assurance that it will be able to obtain financing in the future, and even if financing is available, it may not be on terms acceptable to the Company.

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

The financial statements of the Company have been prepared on a going concern basis. The Company will either have to increase its operating revenues to a point to be able to cover its operating expenses or obtain funding from other investors or lenders. There is no assurance that the Company will be able to increase its revenues or obtain funding. The Company believes that it will experience revenue disruption and declines as a result of the conflicts, general economic conditions and the government response thereto as well as the war and general political instability in Europe due to various political and economic trade wars. If we are not able to do so, we may have to adjust operations or cease operations. There is no assurance that the Company will be able to continue its operations. In such instances, investors will suffer a loss in the value of their investment in the Company.

Off-Balance Sheet Arrangements

As of February 28, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Critical Accounting Policies

We believe it is helpful to investors to understand the critical accounting policies underlying our financial statements and the following discussion of our company’s financial condition and results of operations.

Significant Accounting Policies.

Our significant accounting policies relate to use of estimates, cash, accounts receivable and allowance for credit losses, property and equipment, revenue recognition, income taxes, impairment or disposal of long-lived assets, asset retirement obligations, and computation of earnings per share.

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

The prior pandemic and related governmental responses, volatility in commodity prices, and severe weather resulting from climate change have impacted and likely will continue to impact our business. Under earlier state and federal mandates that regulated business closures, our business was deemed as an essential business and, as such, remained open.

In February 2022, Russia invaded neighboring Ukraine and in October 2023, Hamas attacked Israeli civilians. These political conflicts caused turmoil in global markets, resulting in higher oil prices, and injected even more uncertainty into a worldwide economy. Given the evolving conflicts, there are many unknown factors and events that could materially impact our operations.

We have instituted various initiatives throughout the company as part of our business continuity programs, and we are working to mitigate risk when disruptions occur. The Russian conflict with Ukraine, Middle East turmoil and the Federal Reserve’s tightening of US monetary policy continue to evolve. Therefore, uncertainty around the availability and commodity prices of crude oil, the commodity prices and demand for our refined products, and the general business environment is expected to continue through 2025 and beyond.

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of the various conflicts and world events as of February 28, 2025 and through the filing date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts and related reserves, and the carrying value of long-lived assets.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Norris Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Norris Industries, Inc. (the “Company”) as of February 28, 2025 and February 29, 2024, the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2025 and February 29, 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

At February 28, 2025, the net carrying value of the Company’s oil and gas properties was $247,485 and depreciation, depletion and amortization (“DD&A”) expense was $54,675 for the year then ended. As described in Note 1 to the financial statements, the Company follows the full cost method of accounting for its oil and gas properties. Under the full cost method, all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing, and equipping of oil wells and administrative costs directly attributable to those activities and asset retirement costs. DD&A of the cost of proved oil and gas properties is calculated using the unit-of-production method based on proved oil and gas reserves, as estimated by the Company’s independent reserve engineering firm. Significant judgment is required in evaluating geoscience and engineering data when estimating proved oil and gas reserves. Estimating reserves also requires the use of inputs, including oil and gas prices and operating and capital costs assumptions, among others. Because of the complexity involved in estimating oil and gas reserves, management used an independent reserve engineering firm to estimate proved oil and gas reserves as of February 28, 2025.

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

Ridgeland, Mississippi

May 28, 2025

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

	2025	2024
ASSETS
Current Assets
Cash	$85,627	$54,217
Account receivable - oil & gas	27,223	17,011
Total Current Assets	112,850	71,228

Oil and Gas Property - Full Cost Method
Properties subject to amortization	3,243,322	3,330,331
Less: accumulated depletion and impairment	(2,995,837)	(2,943,821)
Total Oil and Gas Property, net	247,485	386,510
Total Assets	$360,335	$457,738

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$126,355	$121,039
Total Current Liabilities	126,355	121,039

Convertible notes payable - related party	3,300,000	4,200,000
Accounts payable and accrued expenses - related party - long-term	639,532	585,341
Asset retirement obligations	400,983	485,333

Total Liabilities	4,466,870	5,391,713

Stockholders’ Deficit
Preferred stock, $0.001 par value per share 20,000,000 shares authorized:	-	-
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000

Common stock, $0.001 par value per share, 150,000,000 shares authorized; 108,245,688 and 90,883,013 shares issued and outstanding at February 28, 2025, and February 29, 2024, respectively.	108,246	90,883
Additional paid-in capital	7,658,050	6,286,399
Accumulated deficit	(11,873,831)	(11,312,257)
Total Stockholder’s Deficit	(4,106,535)	(4,933,975)

Total Liabilities and Stockholders’ Deficit	$360,335	$457,738

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

	2025	2024

Revenues
Oil and gas sales	$329,334	$329,610
Total Revenues	329,334	329,610

Operating Expenses
Lease operating expenses	503,417	530,369
General and administrative expenses	189,611	200,787
Depletion, depreciation and accretion	54,675	114,827

Total Operating Expenses	747,703	845,983

Loss from Operations	(418,369)	(516,373)

Interest Expenses	(143,205)	(126,962)

Net Loss	$(561,574)	$(643,335)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	95,687,478	90,883,013

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, March 1, 2023	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(10,668,922)	$(4,290,640)
Net loss	-	-	-	-	-	(643,335)	(643,335)
Balance, February 29, 2024	1,000,000	1,000	90,883,013	90,883	6,286,399	(11,312,257)	(4,933,975)
Issuance of common shares	-	-	17,362,675	17,363	1,371,651	-	1,389,014
Net 1oss	-	-	-	-	-	(561,574)	(561,574)

Balance, February 28, 2025	1,000,000	$1,000	108,245,688	$108,246	$7,658,050	$(11,873,831)	$(4,106,535)

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

	2025	2024
Cash Flow from Operating Activities
Net loss	$(561,574)	$(643,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and accretion	54,675	114,827
Changes in operating assets and liabilities:
Accounts receivable - oil & gas	(10,212)	7,140
Accounts payable and accrued expenses	5,316	(4,608)
Accounts payable and accrued expenses - related party	143,205	128,462
Net Cash Used in Operating Activities	(368,590)	(397,514)

Cash Flow from Financing Activities
Proceeds from related party loans	400,000	300,000
Net Cash Provided by Financing Activities	400,000	300,000

Net (Decrease) Increase in Cash	31,410	(97,514)

Cash – beginning of year	54,217	151,731

Cash – end of year	$85,627	$54,217
Noncash Investing and Financing Activities:
Change in estimate of asset retirement obligations	$76,457	$324,060
Conversion of $1.3 million related party notes payable and related accrued interests to common shares	$1,389,014	$-

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

The Company has incurred continuing losses since 2016, including a loss of $561,574 for the fiscal year ended February 28, 2025. During the fiscal year ended February 28, 2025, the Company received $400,000 in funding from its credit line and incurred cash losses of $368,590 from its operating activities. As of February 28, 2025, the Company had $400,000 available to borrow under its existing credit line with JBB Partners, Inc. (“JBB”), an affiliate of the Company’s Chief Executive Officer. As of February 28, 2025, the Company had a cash balance of approximately $85,627 and negative working capital of $13,505.

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

In the event that the Company requires additional capital to fund higher operational losses or oil and gas property lease purchases for fiscal year ending February 28, 2026, the Company expects to seek additional capital from one or more sources via restricted private placement sales of equity and debt securities from those other than JBB. However, there can be no assurance that the Company would be able to secure the necessary capital to fund its costs on acceptable terms, or at all. If, for any reason, the Company is unable to fund its operations, it would have to undertake other aggressive cost-cutting measures and then be subject to possible loss of some of its rights and interests in prospects to curtail operations and forced to forego opportunities or in worst case, cease operations.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are stated at an amount management expects to collect from outstanding balances. The Company extends credit in the normal course of business. The Company regularly reviews outstanding receivables and when the Company determines that a party may not be able to make required payments, a charge to bad debt expense in the period of determination is made. The allowance for credit losses as of February 28, 2025 and February 29, 2024 was $0.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to the Company’s shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per as the inclusion of these shares would be anti-dilutive for the years ended February 28, 2025 and February 29, 2024:

	2025	2024
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	17,250,000	28,500,000
Total Common Shares to be issued	83,916,667	95,166,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At February 28, 2025, $-0- of the Company’s cash balances was uninsured. The Company has not experienced any losses on such accounts.

Note 2 – Revenue from Contracts with Customers

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the years ended February 28, 2025 and February 29, 2024:

	2025	2024
Oil sales	$263,854	$242,367
Natural gas sales	65,480	87,243
Total	$329,334	$329,610

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of February 28, 2025 and February 29, 2024.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the years ended February 29, 2025 and February 29, 2024:

	February 28, 2023	Additions		Dispositions	February 29, 2024

Oil and gas properties, subject to amortization	$2,930,237	$-		$-	$2,930,237
Asset retirement costs	76,034	324,060	*	-	400,094
Accumulated depletion	(2,844,022)	(99,799)		-	(2,943,821)
Total oil and gas assets	$162,249	$224,261		$-	$386,510

	February 29, 2024	Additions	Dispositions	February 28, 2025

Oil and gas properties, subject to amortization	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	400,094	(87,009)	-	313,085
Accumulated depletion	(2,943,821)	(52,016)	-	(2,995,837)
Total oil and gas assets	$386,510	$(139,025)	$-	$247,485

*	The asset retirement costs increased in the amount of $324,060 in 2024 was attributable to change in accounting estimate of maturity dates on certain wells, which are estimated to have no future economic production value as of February 29, 2024.

The depletion recorded for production on proved properties for the years ended February 28, 2025 and February 29, 2024, amounted to $52,016 and $99,799, respectively. During the years ended February 28, 2025, and February 29, 2024, the Company recognized impairment expense of $-0-, related to a ceiling test write-down of its oil and properties subjection to amortization.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the year ended February 28, 2025:

Asset retirement obligations as of February 29, 2024	$485,333
Additions	-
Current year revision of previous estimates	(87,009)
Accretion during the year ended February 28, 2025	2,659
Asset retirement obligations as of February 28, 2025	$400,983

During the year ended February 28, 2025, the Company decreased the asset retirement obligations estimate by $87,009 and recognized accretion expense of $2,659. During the year ended February 29, 2024, the Company recognized accretion expense of $15,028.

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

On June 13, 2019, JBB lent the Company $250,000 under a secured promissory note. The funds were used to acquire the remaining working interest in Marshall Walden oil and gas property from Odyssey Enterprises LLC. The loan has an interest rate of 5% per annum, a maturity date of June 30, 2022, was extended to September 30, 2026 and is secured by all assets of the Company. The loan is convertible into the Company’s common stock at a conversion rate of $0.20 per common share.

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

During the year ended February 28, 2025 and February 29, 2024, JBB advanced $400,000 and $300,000, respectively, to fund the Company’s operations under the Loan Note. As of February 28, 2025, the Company had availability of $400,000 on its existing credit line with JBB.

The Company recognized interest expense of $143,205 and $126,962 for the years ended February 28, 2025 and February 29, 2024, respectively. Accrued interest as of February 28, 2025 and February 29, 2024 was $639,532 and $585,341, respectively. As of February 28, 2025 and February 29, 2024, there was $3,300,000 and $4,200,000, respectively, outstanding under notes payable to JBB.

Note 6 – Commitments and Contingencies

Office Lease

As of September 1, 2018, the Company moved to the offices of International Western Oil Corp. (“IWO”), a related party, in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the years ended February 28, 2025 and February 29, 2024, the Company incurred $11,400 of rent expense under this lease that is included in general and administrative expenses on the consolidated statements of operations.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration.

Note 7 – Income Taxes

Due to the Company’s net losses and the valuation allowance provided on the related deferred tax assets, there were no provisions for income taxes for the years ended February 28, 2025, and February 29, 2024.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 21% for the years ended February 28, 2025, and February 29, 2024, respectively, are summarized as follows:

	2025	2024

Pre-tax book loss	$(117,931)	$(123,369)
Change in valuation allowance	117,931	123,369
Total tax expense	$-	$-

Deferred income tax assets for the years ended February 28, 2025, and February 29, 2024 are as follows:

Deferred Tax Assets	2025	2024

Net operating losses carry forwards	$2,434,096	$2,310,727
Others	117,931	123,369
Total deferred tax assets	2,552,027	2,434,096
Less valuation allowance	(2,552,027)	(2,434,096)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at February 28, 2025 and February 29, 2024. The net change in the total valuation allowance from February 28, 2025 and February 29, 2024, was an increase of $117,931.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of February 28, 2025 and February 29, 2024, the Company did not have any significant uncertain tax positions or unrecognized tax benefits.

As of February 28, 2025, the Company has federal net operating loss carryforwards of approximately $13.9 million for federal tax purposes, respectively. If not utilized, federal net operating loss carryforwards approximating $1.4 million will expire beginning in 2038. The remaining net operating loss carryforwards have no statutory expiration.

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

Note 8 – Supplemental Oil and Gas Disclosures (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities

The estimates of proved oil and gas reserves utilized in the preparation of these statements were prepared by Kurt Mire for the years ended February 28, 2025 and February 29, 2024 using reserve definitions and pricing requirements prescribed by the SEC. The Company used a combination of production performance and offset analogies, along with estimated future operating and development costs as provided by the Company and based upon historical costs adjusted for known future changes in operations or developmental plans, to estimate its reserves.

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. All estimates of proved reserves are determined according to the rules prescribed by the SEC. These rules indicate that the standard of “reasonable certainty” be applied to the proved reserve estimates. This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since February 28, 2025 The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company’s proved reserves are proved developed non-producing and proved behind pipe, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

All of the Company’s reserves are located in the United States.

	February 28, 2025	February 29, 2024
Proved oil and gas properties	$3,243,322	$3,330,331
Unproved oil and gas properties	-	-
Accumulated depreciation, depletion, amortization and impairment	(2,995,837)	(2,943,821)
Total acquisition, development and exploration costs	$247,485	$386,510

Estimated Quantities of Proved Oil and Gas Reserves

The following table sets forth proved oil and gas reserves together with the changes therein, proved developed reserves and proved undeveloped reserves for the years ended February 28, 2025 and February 29, 2024. Units of oil are in thousands of barrels (“MBbls”) and units of gas are in millions of cubic feet (“MMcf”). Gas is converted to barrels of oil equivalents (“MBoe”) using a ratio of six Mcf of gas per Bbl of oil.

	2025			2024
	Oil	Gas	BOE	Oil	Gas	BOE
Proved reserves:
Beginning of year	21	70	33	22	88	37
Revisions	8	61	18	2	12	4
Extensions and discoveries	-	-	-	-	-	-
Purchases of minerals-in-place
Sales of minerals-in-place	-	-	-	-	-	-
Production	(4)	(21)	(7)	(3)	(30)	(8)
End of year	25	110	44	21	70	33

Proved developed reserves:
Beginning of year	12	18	15	13	35	19
End of year	17	59	27	12	18	15

Proved not producing reserves:
Beginning of year	5	14	7	2	5	3
End of year	2	4	3	5	14	7

Proved undeveloped reserves behind pipe:
Beginning of year	17	120	37	7	49	15
End of year	7	46	15	17	120	37

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

Future cash inflows for 2025 were computed by applying the average price for the year to the year-end quantities of proved reserves. The 2025 average price for the year was calculated using the 12-month period prior to the ending date of the period covered by the report, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period. Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting year. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing and producing proved oil and natural gas reserves at the end of the year, based on year-end costs, assuming continuation of year-end economic conditions. Future income tax expense was computed by applying statutory rates, less the effects of tax credits for each period presented, and to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties, after consideration of available net operating loss and percentage depletion carryovers. Discounted future net cash flows have been calculated using a ten percent discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.

The estimated present value of future cash flows relating to prove reserves is extremely sensitive to prices used at any measurement period. The prices used for each commodity for the years ended February 28, 2025 and February 29, 2024, as adjusted, were as follows:

	Oil (Bbl) Using NYMEX WTI	Gas (Mcf) Using NYMEX Henry Hub
2025 (average price)	$75.37	$2.26
2024 (average price)	$77.29	$2.52

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

The following table sets forth the standardized measure of discounted future net cash flows relating to proven reserves for the years ended February 28, 2025 and February 29, 2024, respectively (stated in thousands):

	2025	2024
Future cash inflows	$2,103	$1,753
Future costs:
Production costs	965	(678)
Future tax expense	(159)	(128)
Future development costs	(339)	(339)
Future net cash flows	640	608
10% annual discount for estimated timing of cash flows	(168)	(187)
Standardized measure of discounted net cash flows	$472	$421

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows at 10% per annum for the years ended February 28, 2025 and February 29, 2024, respectively (stated in thousands):

	2025	2024
Increase (decrease):
Beginning of year	$421	$662
Sales of oil produced, net of production costs	174	212
Net changes in sales and transfer prices and in production costs and production costs related to future production	206	(482)
Previously estimated development costs incurred during the period	-	-
Changes in future development costs	-	-
Revisions of previous quantity estimates due to prices and performance	198	52
Accretion of discount	42	60
Discoveries, net of future production and development costs associated with these extensions and discoveries	-	-
Purchases and sales of minerals in place	-	-
Timing and other	(568)	(83)
End of year	$472	$421

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) under the 2013 Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of February 28, 2025, our internal control over financial reporting is not effective. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at February 28, 2025:

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are neither “large, accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(c) Changes in Internal Controls

No change in our internal control over financial reporting occurred during the last fiscal quarter ended February 28, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Ross Henry Ramsey is a co-founder of the Company and served as the Chief Executive Officer, President, Chief Financial Officer, from inception until 2017. Mr. Ramsey is a Director of the Company, a position that he has held since inception. Mr. Ramsey is currently the President of the Oil and Gas division of the Company. Since 2011, Mr. Ramsey has been the Chief Executive Officer and President of International Western Oil Corporation, making it an active explorer through Central West Texas. He also served as President of the Company, which is the holding company of International Western Oil Corporation. From 2010 to 2011, Mr. Ramsey served as an independent drilling and completion consultant. Mr. Ramsey’s specializes in drilling acreage and establishing PUD’S (Proven Under Development locations) for new drilling locations and multiple recovery methods from primary to and secondary recovery methods. Mr. Ramsey has been involved with over 100 well bores, from drilling and testing to completion. Mr. Ramsey has been a production specialist as part of the exploration in Young County, Coke County, Fischer County, Jones County and Taylor County, all of which are in Texas.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the SEC. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended February 28, 2025. the Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock during the fiscal year ended February 28, 2025 In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the SEC.

Item 11. Executive Compensation

Compensation of Executives

During the years ended February 28, 2025 and February 29, 2024. Mr. Patrick Norris received compensation of $1,500 per month for an annual amount of $18,000. Mr. Ross Ramsey was paid a monthly salary of $6,600 from the Company, for an annual amount of $79,200. No other amounts were paid, or benefits provided to Mr. Ross.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of February 28, 2025 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of the company c/o Norris Industries, Inc., 102 Palo Pinto St. Suite B, Weatherford, Texas 76086.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Directors and Executive Officers:
Patrick L. Norris, President, Chairman, Board of Directors and CEO/CFO (2)	78,122,675	72.17%
Ross Henry Ramsey, President of the Oil and Gas Division, and Director	500,000	0.46%
All directors and executive officers as a group (2 persons)	78,622,675	72.63%
5% Stockholders:
Patrick L. Riggs (3)	5,900,000	5.45

(1)	Based on 108,245,688 shares of common stock outstanding as of February 28, 2025.
(2)	Excludes (i) the number of shares of common stock into which the 1,000,000 Series A Preferred Stock may be converted, which currently is 66,666,667 shares of common stock and (ii) the number of shares of common stock into which the aggregate of $4,200,000 convertible notes, owned by JBB Partners, Inc, may be converted which currently is 28,500,000 shares of common stock.
(3)	This information is based upon the Schedule 13D filed by Patrick Riggs and Riggs Capital. The address for Patrick Riggs is 10530 Normont Drive, Houston, TX 77070.

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

During the years ended February 28, 2025, and February 29, 2024, IWO contributed no capital to the Company.

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

On June 13, 2019, JBB lent the Company $250,000 under a secured promissory note. The funds were used to acquire the remaining working interest in Marshall Walden oil and gas property from Odyssey Enterprises LLC. The loan has an interest rate of 5% per annum, a maturity date of June 30, 2022, was extended to September 30, 2025 and is secured by all assets of the Company. The loan is convertible into the Company’s common stock at a conversion rate of $0.20 per common share.

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

During the year ended February 28, 2025 and February 29, 2024, JBB advanced $400,000 and $300,000, respectively, to fund the Company’s operations under the Loan Note. As of February 28, 2025, the Company had availability of $400,000 on its existing credit line with JBB.

The Company recognized interest expense of $143,205 and $126,962 for the years ended February 28, 2025 and February 29, 2024, respectively. Accrued interest as of February 28, 2025 and February 29, 2024 was $639,532 and $585,341, respectively. As of February 28, 2025 and February 29, 2024, there was $3,300,000 and $4,200,000, respectively, outstanding under notes payable to JBB.

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

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional services provided by HORNE LLP for the audits of our annual financial statements for the years ended February 28, 2025, and February 29, 2024:

HORNE LLP	Year Ended February 28, 2025	Year Ended February 29, 2024
Audit Fees (1)	$84,000	$82,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$84,000	$82,000

(1)	Audit fees include professional services rendered for (i) the audit of our annual financial statements for the years ended February 28, 2025, and February 29, 2024 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit fees.”

(3)	Tax fees include professional services relating to preparation of the annual tax return.

(4)	Other fees include professional services for review of various filings and issuance of consents.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of the following documents filed as part of the report:

(1)	See the index to our consolidated financial statements on page F-1 for a list of the financial statements being filed in this Annual Report.

(2)	All financial statement schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	See Item 15(b) below for all exhibits being filed or incorporated by reference herein.

(b)	Exhibits: The Exhibit Index attached to this Annual Report is incorporated by reference herein.

EXHIBITS – NORRIS INDUSTRIES, INC.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1(a)	Articles of Incorporation	S-1	3.1	6/3/2014

3.1(b)	Amendment to Articles of Incorporation (Change of Name, Increase in Capitalization, Creation of Blank Check Preferred)	8-K	3.1	2/26/2018

3.1(c)	Amendment to Articles of Incorporation (Creation of Series A Preferred Stock	8-K	3.2	2/26/2018

3.2	Bylaws	S-1	3.2	6/3/2014

4.1	Description of Securities				X

10.1	Acquisition Agreement, dated May 4, 2015, by and among International Western Oil Corporation and Norris Industries, Inc.	8-K	2.1	5/20/2015

10.1	Assignment, Conveyance and Bill of Sale between the Company and Cerberus Production, LLC, dated July 29, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on October 18, 2016)	10-Q	10.1	10/18/2016

10.2	Retainer Amendment Agreement with International Western Oil, dated October 1, 2015	10-Q	10.2	1/14/2016

10.3	Promissory Note between Company and JBB Partners, Inc dated May 21, 2020 modifications related to due date extension, and credit line terms and conditions.				X
					X
21.1	List of Subsidiaries

31.1	Certification of Principal Executive Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

99.1	Reserve report of Kurt Mire, B.Sc.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Norris Industries, Inc.

Dated: May 28 2025	By:	/s/ Patrick L. Norris
Patrick L Norris
Chief Executive Officer, President and Chief Financial Officer (Duly Authorized, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick L. Norris	Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and Chairman of Board	May 28, 2025
Patrick L Norris

/s/ Ross Henry Ramsey	Director of the Company and President of the Oil and Gas Division	May 28, 2025
Ross Henry Ramsey

