Form 10-Q
period 2025-05-31
Norris Industries, Inc.
filed 2025-07-15
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

As of July 15, 2025, the registrant had 108,245,688 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

May 31, 2025

2

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

MAY 31, 2025 AND FEBRUARY 28, 2025

	May 31, 2025	February 28, 2025
	(unaudited)
ASSETS
Current Assets
Cash	$87,388	$85,627
Account receivable - oil & gas	14,106	27,223
Total Current Assets	101,494	112,850

Oil and Gas Property - Full Cost Method
Properties subject to amortization	3,226,607	3,243,322
Less: accumulated depletion and impairment	(3,010,406)	(2,995,837)
Total Oil and Gas Property, net	216,201	247,485
Total Assets	$317,695	$360,335

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$140,490	$126,355
Total Current Liabilities	140,490	126,355

Convertible note payable - related party	3,400,000	3,300,000
Accounts payable and accrued expenses - related parties-long term	666,880	639,532
Asset retirement obligations	384,268	400,983

Total Liabilities	4,591,638	4,466,870

Commitments and Contingencies (see Note 6)	-	-

Stockholders’ Deficit
Preferred stock, $0.001 par value per share 20,000,000 shares authorized	-	-
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 108,245,688 shares issued and outstanding	108,246	108,246
Additional paid-in capital	7,658,050	7,658,050
Accumulated deficit	(12,041,239)	(11,873,831)
Total Stockholder’s Deficit	(4,273,943)	(4,106,535)

Total Liabilities and Stockholders’ Deficit	$317,695	$360,335

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MAY 31, 2025 AND 2024

(UNAUDITED)

	2025	2024

Revenues
Oil and gas sales	$92,770	100,267
Total Revenues	92,770	100,267

Operating Expenses
Lease operating expenses	134,937	127,857
General and administrative expenses	83,324	72,577
Depletion, depreciation and accretion	14,569	34,966

Total Operating Expenses	232,830	235,400

Loss from Operations	(140,060)	(135,133)

Other Expenses
Interest expense	27,348	33,904
Total Other Expense	27,348	33,904

Net Loss	$(167,408)	(169,037)

Net loss per common share - basic and diluted	$(0.001)	(0.002)

Weighted average number of common shares outstanding - basic and diluted	108,245,688	90,883,013

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MAY 31, 2025 and 2024

(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 1, 2025	1,000,000	$1,000	108,245,688	$108,246	$7,658,050	$(11,873,831)	$(4,106,535)

Net loss	-	-	-	-	-	(167,408)	(167,408)

Balance, May 31, 2025	1,000,000	$1,000	108,245,688	$108,246	$7,658,050	$(12,041,239)	$(4,273,943)

Balance, March 1, 2024	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(11,312,257)	$(4,933,975)

Net loss	-	-	-	-	-	(169,037)	(169,037)

Balance, May 31, 2024	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(11,481,294)	$(5,103,012)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2025 AND 2024

(UNAUDITED)

	2025	2024
Cash Flow from Operating Activities
Net loss	$(167,408)	$(169,037)
Adjustments to reconcile net loss to net cash /(used in) operating activities:
Depletion, depreciation and accretion	14,569	34,966
Changes in operating assets and liabilities:
Accounts receivable - oil & gas	13,117	(6,925)
Accounts payable and accrued expenses	14,135	21,814
Accounts payable and accrued expenses - related parties	27,348	33,904
Net Cash Used in Operating Activities	(98,239)	(85,278)

Cash Flows from Financing Activities
Proceeds from related party loans	100,000	100,000
Net Cash provided by Financing Activities	100,000	100,000

Net Increase in Cash	1,761	14,722
Cash – beginning of period	85,627	54,217

Cash – end of period	$87,388	$68,939

Noncash Investing and Financing Activities
Change in estimate of asset retirement obligations	$16,715	$-

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

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended February 28, 2025. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company’s consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which the Company has a controlling financial interest. All significant inter-company accounts and transactions have been eliminated in consolidation.

Liquidity and Capital Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements.

The timeline and potential magnitude of the various conflicts around the world, as happened recently in the middle east, and its impact on the Company’s future operations is currently unknown. The Company has incurred continuing losses since 2016, including a loss of $561,574 and $167,408 for the fiscal year ended February 28, 2025, and the three-month period ended May 31, 2025, respectively. During the three months ended May 31, 2025, the Company incurred cash losses of approximately $98,000 from its operating activities. As of May 31, 2025, the Company had a cash balance of approximately $87,000 and negative working capital of approximately $39,000.

The Company’s principal capital and exploration expenditures during next fiscal year are expected to relate to selected well workovers on its Jack and Palo Pinto County acreages. The Company believes that it has sufficient cash on hand and available funds from its credit line to fund its costs for such expenditures as well as other operating costs, for the 12-month period subsequent to the issuance of these consolidated financial statements.

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

Significant Accounting Policies

During the three months ended May 31, 2025, there have been no material changes to the Company’s significant accounting policies as described in its 2025, Form 10-K.

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to. The Company’s shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per common share as the inclusion of these shares would be anti-dilutive for the three months ended May 31, 2025, and 2024:

	2025	2024
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	18,500,000	29,750,000
Total common shares to be issued	85,166,667	96,416,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At May 31, 2025, $-0- of the Company’s cash balances was uninsured. The Company has not experienced any losses on such accounts.

Note 2 – Revenues from Contracts with Customers

Disaggregation of Revenues from Contracts with Customers

The following table disaggregates revenue by significant product types for the three months ended May 31, 2025 and 2024:

	2025	2024
Oil sales	$71,507	$86,658
Natural gas sales	21,263	13,609
Total	$92,770	$100,267

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of May 31, 2025 and February 28, 2025.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the three months ended May 31, 2025:

	February 28, 2025	Additions	Change in Estimates	May 31, 2025

Oil and gas properties, subject to depletion	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	313,085	-	(16,715)	296,370
Accumulated depletion and impairment	(2,995,837)	(14,569)	-	(3,010,406)
Total oil and gas assets	$247,485	(14,569)	$(16,715)	$216,201

The depletion recorded for production on proved properties for the three months ended May 31, 2025 and 2024, amounted to $14,569 and $23,275, respectively. During the three months ended May 31, 2025 and 2024, there were no ceiling test write-downs of the Company’s oil and gas properties.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the three months ended May 31, 2025:

Asset retirement obligations as of February 28, 2025	$400,983
Additions	-
Current period revision of previous estimates	(16,715)
Accretion adjustment during the three months ended May 31, 2025	-
Asset retirement obligations as of May 31, 2025	$384,268

During the three months ended May 31, 2025 and 2024, the Company recognized accretion expense of $-0- and $11,691, respectively.

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

On May 1, 2021, the Company entered into a new funding agreement with a maturity date of May 31, 2022 and an interest rate of five percent annual percentage rate (5% APR) with JBB for a further $1 million drawable in $100,000 increments at the discretion of JBB to cover the Company’s current and projected working capital requirements in the near term. The loan is convertible into common stock of the Company at the rate of $0.08 per share, subject to adjustment for any reverse and forward stock splits.

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

During the three months ended May 31, 2025, the loan agreement was amended to increase available borrowing by $500,000. As of May 31, 2025, the Company had availability of $800,000 on its existing credit line with JBB.

The Company recognized interest expense of $27,348 and $33,904 for the three months ended May 31, 2025, and 2024, respectively. Accrued interest as of February 28, 2025, and May 31, 2025 was $639,532 and $666,880, respectively, As of February 28, 2025 and May 31, 2025, there was $3,300,000 and $3,400,000, respectively, outstanding under notes payable to JBB.

Note 6 – Commitments and Contingencies

Office Lease

In September 2018, the Company moved to the offices of International Western Oil (“IWO”) in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the three months ended May 31, 2025 and 2024, the Company incurred $2,850 of rent expense under this lease that is included in lease operating expenses on the statement of operations.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration.

Note 7 - Subsequent Event

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date these consolidated financial statements were issued. Subsequent to May 31, 2025, the Company drew down an additional $200,000 on its credit line.

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

This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical facts, including statements addressing operating performance, events or developments which management expects or anticipates will or may occur in the future, and non-historical information are forward-looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” and variations of those words and similar expressions identify forward-looking statements. The foregoing are not the exclusive means of identifying forward looking statements, and their absence does not mean that a statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements.

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

Overview

Norris Industries, Inc. (the “Company”, “we”, or “us”) is an oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. As of March 1, 2025 the SEC Non-Escalated Analysis of Estimated Proved Reserve of our various leases in Jack County and Palo-Pinto County, the Ratliff leases, the Marshall-Walden, and the Bend Arch Lion 1A and Bend Arch Lion 1B leaseholds, is a total of 22.11 Mbbl in oil net reserves, plus 64.19 MMcf in natural gas net reserves out of total of BOE equivalent of 33 Mbbl in gross reserves, which is up from prior year by 3 Mbbl due to reduction of expected production as result of well workover issues.

For near- to medium-term cash flow enhancement, the Company will plan to focus on existing fields and to selectively consider larger-reserve oil and gas properties with low production to acquire at reasonable cost and then implement effective Enhanced Oil Recovery (“EOR”) methods to improve its current revenues and assets. For long-term cash flow enhancement, the Company plans to identify other oil-field related, and niche enterprises to consider for bolt on, or diversified acquisition targets to grow Company revenues. This may be with the use of capital partners to buyout via the Company’s strategic joint venture partnerships, and to raise outside capital to fund any potential future acquisition.

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

Notwithstanding the above stated objectives, the ramifications of the prior pandemic containment measures and consequent disruptions to the United States and world economies due to the COVID – 19 viral outbreaks had an adverse impact on the overall business of the Company and the industry in which it operates. The demand for oil and gas has impacted all producers as commodity prices of oil and gas have increased substantially but so has inflation resulting in higher costs for materials, equipment, personnel and service providers which the US Federal Reserve has been adjusting interest rate policies that has tightened financial conditions. In addition, in early 2022 the industry faced added complications as result of the Russian Federation invasion of Ukraine and the Hamas terrorist attack on Israel in October 2023, and the war response from Israeli forces on Gaza has created further instability in the Middle East. In June 2025, Isreal and the United States undertook a strike on Iran’s nuclear facilities. As a result, energy prices have risen, then declined, however, we are unable to predict exact supply and demand balances that will cause energy prices to be highly volatile and thus affect our revenues into the near future. Therefore, we anticipate that we may not be able to cover operating costs and will have to take cost-cutting measures and seek continued operational financing.

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

We plan to execute the following business strategies:

Develop and Grow Our Hydrocarbon Resource Acreage Positions Using Outside Development Expertise. We plan to continue to seek and acquire niche assets in hydrocarbon-rich resource plays to improve our asset quality and expand our drilling inventory. We plan to leverage our management team’s expertise and apply the latest available EOR technologies to economically develop our existing property portfolio in Central West and East Texas in addition to any assets in other regions we may acquire. We operate much of our acreage, thus giving us certain control over the planning of capital expenditures, execution and cost reduction. Our operational plan allows us to adjust our capital spending based on drilling results and the economic environment. As a small producer, we regionally evaluate industry drilling results to implement simple yet effective operating practices which may increase our initial production rates, ultimate recovery factors and rate of return on invested capital.

The Company’s long-term objective is to increase shareholder value by growing reserves, production, and cash flow. As result we may seek to identify and consider acquisition opportunities of oilfield services companies and other non-oilfield companies to implement a diversified growth strategy.

Our management’s time in the petroleum markets and our ability to contract experienced geology expertise allows us to identify and secure acreage with potential reserves. Management believes that the Company’s near prospects as a public company could become attractive as a potential merger candidate for acquisition of a private enterprise.

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

Operational Plans

Overall, we seek to acquire on a selective basis, oil and gas reserve concessions with existing production. To maintain our operations and complete any acquisitions we intend to raise capital via equity or debt, be this from our control owner, or other third-party financing sources, including the capital markets. The Company is still in the process of assessing the wells it holds or recently acquired and is reviewing its options.

As result of the COVID-19 Pandemic, the Company took a pause on any acquisition activity in the past four years. If the Company does review any acquisitions, it will follow a model which is based on a concept that has been proven in the past to be an effective and successful path of development for many other well-known E&P players:

a)	The financed acquisition of mature smaller oil fields that have potential for instituting EOR incremental production processes; and

b)	Develop strategic partnerships with existing operators to share production increases garnered through the implementation of this EOR plan.

The Company has plans to limit its operating budget for current wells to basic maintenance and has not determined whether to spend for any new drill programs in the near future. In furtherance of this objective, the Company recently plugged four (4) unprofitable wells.

Results of Operations

Comparison of the Three Months Ended May 31, 2025, with the Three Months Ended May 31, 2024

Revenues

The Company generated revenues of $92,770 from oil and gas sales for the three months ended May 31, 2025, compared to $100,267 for the three months ended May 31, 2024. The decrease in revenues mainly came from a decrease in oil and gas production.

Operating Expenses

Operating expenses for the three months ended May 31, 2025, and 2024 were $232,830 and $235,400, respectively. Our lease operating expenses increased to $134,937 for the three-month period ended May 31, 2025, compared to $127,857 for the three-month period ended May 31, 2024, that was primarily related to higher variable lease operating expenses incurred during the current period. Our general and administrative expenses increased to $83,324 for the three-month period ended May 31, 2025, compared to $72,577 for the three-month period ended May 31, 2024, primarily because of higher professional fees. Our depletion, depreciation and accretion expense decreased by $20,397, primarily related to a decrease in depletion expenses recognized during the three-month ended May 31, 2025 than the same period in 2024, resulting from lower estimates on asset retirement obligations.

Other Expenses

For the three months ended May 31, 2025, and 2024, the Company recorded interest expense of $27,348 and $33,904 related to outstanding debts. The decrease in interest expense was the result of notes conversion that occurred in November 2024, resulting in less outstanding loans during the current quarter.

Net Loss

We had a net loss in the amount of $167,408 for the three months ended May 31, 2025, compared to a net loss of $169,037 for the three months ended May 31, 2024. The decrease in losses was primarily related to the increase in the market price of the Company’s oil and gas, which resulted in higher revenue recognized in this quarter.

Liquidity and Capital Resources

As of May 31, 2025, the Company had cash on-hand of $87,388.

Net cash used in operating activities during the three months ended May 31, 2025, was $98,239, compared to cash used in operating activities of $85,278 for the same period in 2024.

Net cash provided by financing activities for three months ended May 31, 2025, and 2024 was $100,000 and $100,000, respectively.

The Company will require additional financing to support its operations and to pursue its acquisition program. As of May 31, 2025, the Company had availability of $800,000 on its existing credit line with JBB due to a recent increase of its availability from its Lender. If the Company requires additional financing beyond what is available under its existing credit line, it does not have any committed sources of financing at this time. If it is unable to obtain financing, it will have to reduce or curtail its operations and acquisition program. There is no assurance that it will be able to obtain financing in the future, and even if financing is available, it may not be on terms acceptable to the Company.

To date, the funding during the past three fiscal years to support operations and facilitate some acquisitions has been provided by the largest shareholder of the Company. This individual does not have any legal obligation to continue to provide funding to the Company. Yet the majority owner has indicated a willingness, and provided some assurances, to selectively review and determine added funding for certain low risk initiatives on those oil and gas wells in which the Company has either a 100% or a majority working interest in order to increase its existing production. Our majority shareholder expects, but is not legally obligated, to provide funding for the Company’s capital expenditure program for fiscal year 2026. Such funding may be provided in the form of loans, issuance of equity or other means.

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

On May 26, 2025, the Company entered into another amendment of its Loan Note with JBB to increase the line of credit by an additional $500,000, for a total of $4,800,000 and extend the maturity date for the original note and line of credit to September 30, 2026.

Subsequent to May 31, 2025, the Company drew down an additional $200,000 on its credit line.

Off-Balance Sheet Arrangements

As of May 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2025 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2025 annual report on Form 10-K in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 28, 2025 (the “2025 10-K”), together with all of the other information included in this report, before investing in our common stock. Those risks and uncertainties encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described. Risks that we do not know about could occur and issues we now view as minor could become more important. If any of these risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Schema

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Norris Industries, Inc.

Date: July 15, 2025	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer) and Chairman of Board

Date: July 15, 2025	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
President of the Oil and Gas Division and Director

