Form 10-Q
period 2025-08-31
Norris Industries, Inc.
filed 2025-10-14
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

or

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

As of September 15, 2025, the registrant had 108,245,688 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

August 31, 2025

2

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2025 AND FEBRUARY 28, 2025

	August 31, 2025	February 28, 2025
	(unaudited)
ASSETS
Current Assets
Cash	$40,323	$85,627
Account receivable - oil & gas	15,010	27,223
Total Current Assets	55,333	112,850

Oil and Gas Property - Full Cost Method
Properties subject to amortization	3,218,232	3,243,322
Less: accumulated depletion and impairment	(3,019,419)	(2,995,837)
Total Oil and Gas Property, net	198,813	247,485
Total Assets	$254,146	$360,335

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$129,820	$126,355
Total Current Liabilities	129,820	126,355

Convertible note payable - related party	3,500,000	3,300,000
Accounts payable and accrued expenses - related parties-long term	695,570	639,532
Asset retirement obligations	354,588	400,983

Total Liabilities	4,679,978	4,466,870

Commitments and Contingencies (see Note 6)	-	-

Stockholders’ Deficit
Preferred stock, $0.001 par value per share 20,000,000 shares authorized	-	-
Series A Convertible Preferred stock, $0.001 par value per share 1,000,000 shares authorized; 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	1,000	1,000
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 108,245,688 shares issued and outstanding	108,246	108,246
Additional paid-in capital	7,658,050	7,658,050
Accumulated deficit	(12,193,128)	(11,873,831)
Total Stockholder’s Deficit	(4,425,832)	(4,106,535)

Total Liabilities and Stockholders’ Deficit	$254,146	$360,335

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2025 AND 2024

(UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024

Revenues
Oil and gas sales	$84,388	$77,007	$177,158	$177,274

Total Revenues	84,388	77,007	177,158	177,274

Operating Expenses
Lease operating expenses	119,716	112,776	254,653	240,633
General and administrative expenses	78,858	31,359	162,182	103,936
Depletion, depreciation, and accretion	9,013	16,246	23,582	51,212

Total Operating Expenses	207,587	160,381	440,417	395,781

Loss from Operations	(123,199)	(83,374)	(263,259)	(218,507)

Other Expense
Interest expense	(28,690)	(34,482)	(56,038)	(68,386)
Total Other Expense	(28,690)	(34,482)	(56,038)	(68,386)

Net Loss	$(151,889)	$(117,856)	$(319,297)	$(286,893)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	108,245,688	90,883,013	108,245,688	90,883,013

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2025 and 2024

(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 1, 2025	1,000,000	$1,000	108,245,688	$108,246	$7,658,050	$(11,873,831)	$(4,106,535)

Net loss	-	-	-	-	-	(167,408)	(167,408)

Balance, May 31, 2025	1,000,000	$1,000	108,245,688	$108,246	$7,658,050	$(12,041,239)	$(4,273,943)

Net loss	-	-	-	-	-	(151,889)	(151,889)

Balance, August 31, 2025	1,000,000	$1,000	108,245,688	$108,246	$7,658,050	$(12,193,128)	$(4,425,832)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 1, 2024	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(11,312,257)	$(4,933,975)

Net loss	-	-	-	-	-	(169,037)	(169,037)

Balance, May 31, 2024	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(11,481,294)	$(5,103,012)

Net loss	-	-	-	-	-	(117,856)	(117,856)

Balance, August 31, 2024	1,000,000	$1,000	90,883,013	$90,883	$6,286,399	$(11,599,150)	$(5,220,868)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2025 AND 2024

(UNAUDITED)

	2025	2024
Cash Flow from Operating Activities
Net loss	$(319,297)	$(286,893)
Adjustments to reconcile net loss to net cash /(used in) operating activities:
Depletion, depreciation and accretion	23,582	51,212
Loss on settlement of asset retirement obligations	31,171	-
Changes in operating assets and liabilities:
Settlement of asset retirement obligations	(52,476)	-
Accounts receivable - oil & gas	12,213	3,561
Accounts payable and accrued expenses	3,465	(18,744)
Accounts payable and accrued expenses - related parties	56,038	68,386
Net Cash Used in Operating Activities	(245,304)	(182,478)

Cash Flows from Financing Activities
Proceeds from related party loans	200,000	200,000
Net Cash provided by Financing Activities	200,000	200,000

Net Increase (Decrease) in Cash	(45,304)	17,522
Cash – beginning of period	85,627	54,217

Cash – end of period	$40,323	$71,739

Noncash Investing and Financing Activities
Change in estimate of asset retirement obligations	$25,090	$31,570

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

The timeline and potential magnitude of the various conflicts around the world, as happened recently in the middle east, and its impact on the Company’s future operations is currently unknown. The Company has incurred continuing losses since 2016, including a loss of $561,574 and $319,297 for the fiscal year ended February 28, 2025, and the six-month period ended August 31, 2025, respectively. During the six months ended August 31, 2025, the Company incurred cash losses of approximately $245,000 from its operating activities. As of August 31, 2025, the Company had a cash balance of approximately $40,000 and negative working capital of approximately $75,000.

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

Significant Accounting Policies

During the six months ended August 31, 2025, there have been no material changes to the Company’s significant accounting policies as described in its 2025, Form 10-K.

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to. The Company’s shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per common share as the inclusion of these shares would be anti-dilutive for the six months ended August 31, 2025, and 2024:

	2025	2024
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	19,750,000	29,750,000
Total common shares to be issued	86,416,667	96,416,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At August 31, 2025, $-0- of the Company’s cash balances was uninsured. The Company has not experienced any losses on such accounts.

Note 2 – Revenues from Contracts with Customers

Disaggregation of Revenues from Contracts with Customers

The following table disaggregates revenue by significant product types for the six months ended August 31, 2025 and 2024:

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
Oil sales	$64,667	$57,165	$136,174	$143,823
Natural gas sales	19,721	19,842	40,984	33,451
Total	$84,388	$77,007	$177,158	$177,274

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of August 31, 2025 and February 28, 2025.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the six months ended August 31, 2025:

	February 28, 2025	Additions	Change in Estimates	August 31, 2025

Oil and gas properties, subject to depletion	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	313,085	-	(25,090)	287,995
Accumulated depletion and impairment	(2,995,837)	(23,582)	-	(3,019,419)
Total oil and gas assets	$247,485	(23,582)	$(25,090)	$198,813

The depletion recorded for production on proved properties for the three months ended August 31, 2025 and 2024, amounted to $9,013 and $16,246, respectively. The depletion recorded for production on proved properties for the six months ended August 31, 2025 and 2024, amounted to $23,582 and $39,521, respectively.

During the six months ended August 31, 2025 and 2024, there were no ceiling test write-downs of the Company’s oil and gas properties.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the six months ended August 31, 2025:

Asset retirement obligations as of February 28, 2025	$400,983
Settlement of asset retirement obligations due to plugging and abandoning well	(21,305)
Current period revision of previous estimates	(25,090)
Asset retirement obligations as of August 31, 2025	$354,588

During the three and six months ended August 31, 2025, the Company recognized accretion expense of $-0-. During the three and six months ended August 31, 2024, the Company recognized accretion expense of $-0- and $11,691, respectively.

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

On September 6, 2023, the Company entered into another amendment of its Loan Note with JBB to increase the line of credit by an additional $500,000, for a total of $2,000,000, and extend the maturity date for the original note and line of credit to March 31, 2027.

On November 19, 2024, the Company entered into agreements with JBB to convert $1,300,000 million outstanding notes and respective accrued interests of $89,014 into 17,362,675 shares of common shares. The conversion was executed at a ratio of $0.08 per share, as outlined in the original funding agreements.

During the six months ended August 31, 2025, the loan agreement was amended to increase available borrowing by $500,000. As of August 31, 2025, the Company had availability of $700,000 on its existing credit line with JBB.

The Company recognized interest expense of $56,038 and $68,386 for the six months ended August 31, 2025 and 2024, respectively, and recognized interest expense of $28,690 and $34,482 for the three months ended August 31, 2025 and 2024, respectively. Accrued interest as of February 28, 2025, and August 31, 2025 was $639,532 and $695,570, respectively. As of February 28, 2025 and August 31, 2025, there was $3,300,000 and $3,500,000, respectively, outstanding under notes payable to JBB.

Note 6 – Commitments and Contingencies

Office Lease

In September 2018, the Company moved to the offices of International Western Oil (“IWO”) in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the three and six months ended August 31, 2025 and three and six month ended August 31, 2024, the Company incurred $2,850 and $5,700, respectively, of rent expense under this lease that is included in lease operating expenses on the consolidated statements of operations.

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

Notwithstanding the above stated objectives, the ramifications of the prior pandemic containment measures and consequent disruptions to the United States and world economies due to the COVID – 19 viral outbreaks had an adverse impact on the overall business of the Company and the industry in which it operates. The demand for oil and gas has impacted all producers as commodity prices of oil and gas have increased substantially but so has inflation resulting in higher costs for materials, equipment, personnel and service providers which the US Federal Reserve has been adjusting interest rate policies that has tightened financial conditions. In addition, in early 2022 the industry faced added complications as result of the Russian Federation invasion of Ukraine and the Hamas terrorist attack on Israel in October 2023, and the war response from Israeli forces on Gaza has created further instability in the Middle East. In June 2025, Isreal and the United States undertook a strike on Iran’s nuclear facilities. As a result, of energy prices changing we are unable to predict exact supply and demand balances that will continue to be highly volatile and thus affect our revenues into the future. As result of our low production and prices, we anticipate that we may not be able to cover operating costs and will have to take cost-cutting measures and seek continued operational financing.

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

Under The Radar Asset Base. Management believes our local West Texas E&P team has a special talent in acquiring local “prime time” hydrocarbon land leases with sub-300 barrels of oil per day (“bopd”) wells that have large hydrocarbon reserves. Management believes that these “under the radar” prospective leases have multi-year drilling inventory and reasonable production history with high upside potential and not readily accessible to the public for auctions, thus adding to our competitive advantage on these “under the radar” opportunities. It is because management also believes that these highly valuable leases are not economically justifiable for the major oil and gas companies in the region because such companies need the wells, they drill to produce at least 300 barrels (“Bbls”) of oil per day per well.

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

Results of Operations

Comparison of the Three Months Ended August 31, 2025, with the Three Months Ended August 31, 2024

Revenues

The Company generated revenues of $84,388 from oil and gas sales for the three months ended August 31, 2025, compared to $77,007 for the three months ended August 31, 2024. The increase in revenues mainly came from a increase in oil and gas production.

Operating Expenses

Operating expenses for the three months ended August 31, 2025, and 2024 were $207,587 and $160,381, respectively. Our lease operating expenses increased to $119,716 for the three-month period ended August 31, 2025, compared to $112,776 for the three-month period ended August 31, 2024, that was primarily related to higher variable lease operating expenses incurred during the current period. Our general and administrative expenses increased to $78,858 for the three-month period ended August 31, 2025, compared to $31,359 for the three-month period ended August 31, 2024, primarily because of additional cost incurred from plugging and abandoning four of the wells in the current quarter than management’s estimation recorded in the asset retirement obligation. Our depletion, depreciation and accretion expense decreased by $7,233, primarily related to a decrease in depletion expenses recognized during the three-month ended August 31, 2025 than the same period in 2024, resulting from lower estimates on asset retirement obligations.

Other Expenses

For the three months ended August 31, 2025, and 2024, the Company recorded interest expense of $28,690 and $34,482 related to outstanding debts. The decrease in interest expense was the result of notes conversion that occurred in November 2024, resulting in less outstanding loans during the current quarter.

Net Loss

We had a net loss in the amount of $151,889 for the three months ended August 31, 2025, compared to a net loss of $117,856 for the three months ended August 31, 2024. The increase in losses was primarily related to costs from plugging and abandoning four of the wells in the current quarter versus none in the same quarter of prior year.

Comparison of the Six Months Ended August 31, 2025 with the Six Months Ended August 31, 2024

Revenues

The Company generated revenues of $177,158 from oil and gas sales for the six months ended August 31, 2025, compared to $177,274 for the six months ended August 31, 2024. The slight change in revenues mainly attributable to higher production in the six months ended August 31, 2025 than in the six months ended August 31, 2024 and offset by the decrease in oil and price from 2024 to 2025.

Operating Expenses

Operating expenses for the six months ended August 31, 2025, and 2024 were $440,417 and $395,781, respectively. Our lease operating expenses increased and were $254,653 for the six-month period ended August 31, 2025, compared to $240,633 for the six-month period ended August 31, 2024, that was primarily related to higher variable lease operating expenses as a result of higher production during the current period. Our general and administrative expense increased to $162,182 for the six-month period ended August 31, 2025, compared to $103,936 for the six-month period ended August 31, 2024, primarily because of additional costs from plugging and abandoning four of the wells in the current quarter than management’s estimation recorded in the asset retirement obligation.

Depletion and Accretion Expenses

For the six months ended August 31, 2025, and 2024, the Company recorded depletion and accretion expense of $23,582 and $51,212, respectively, related to depletion of oil and gas properties.

Other Expense

For the six months ended August 31, 2025, and 2024, the Company recorded interest expense of $56,038 and $68,386, respectively, related to the related party loans; the decrease in interest expense was due to conversion of partial outstanding related party loans to equity in November 2024.

Net Loss

We had a net loss in the amount of $319,297 for the six months ended August 31, 2025, compared to a net loss of $286,893 for the six months ended August 31, 2024. The increase in losses was primarily related to costs incurred related to plugging and abandoning four of the wells.

Liquidity and Capital Resources

As of August 31, 2025, the Company had cash on-hand of $40,323.

Net cash used in operating activities during the three months ended August 31, 2025, was $245,304, compared to cash used in operating activities of $182,478 for the same period in 2024.

Net cash provided by financing activities for three months ended August 31, 2025, and 2024 was $200,000 and $200,000, respectively.

The Company will require additional financing to support its operations and to pursue its acquisition program. As of August 31, 2025, the Company had availability of $700,000 on its existing credit line with JBB due to a recent increase of its availability from its Lender. If the Company requires additional financing beyond what is available under its existing credit line, it does not have any committed sources of financing at this time. If it is unable to obtain financing, it will have to reduce or curtail its operations and acquisition program. There is no assurance that it will be able to obtain financing in the future, and even if financing is available, it may not be on terms acceptable to the Company.

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

On May 26, 2025, the Company entered into another amendment of its Loan Note with JBB to increase the line of credit by an additional $500,000, for a total of $4,800,000 and extend the maturity date for the original note and line of credit to March 31, 2027.

Subsequent to August 31, 2025, the Company drew down an additional $100,000 on its credit line.

Off-Balance Sheet Arrangements

As of August 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2025 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2025 annual report on Form 10-K in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended August 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Norris Industries, Inc.

Date: October 14, 2025	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer) and Chairman of Board

Date: October 14, 2025	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
President of the Oil and Gas Division and Director

