Form 10-Q
period 2025-11-30
Norris Industries, Inc.
filed 2026-03-10
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

or

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

As of March 10, 2026, the registrant had 108,245,605 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

November 30, 2025

2

NORRIS INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

NOVEMBER 30, 2025 AND FEBRUARY 28, 2025

	November 30, 2025	February 28, 2025
	(unaudited)
ASSETS
Current Assets
Cash	$88,690	$85,627
Account receivable - oil & gas	55,617	27,223
Total Current Assets	144,307	112,850

Oil and Gas Property - Full Cost Method
Properties subject to amortization	3,216,505	3,243,322
Less: accumulated depletion and impairment	(3,024,887)	(2,995,837)
Total Oil and Gas Property, net	191,618	247,485
Total Assets	$335,925	$360,335

LIABILITIES, MEZZANINE, AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$141,459	$126,355
Total Current Liabilities	141,459	126,355

Convertible note payable - related party	3,700,000	3,300,000
Accounts payable and accrued expenses - related parties-long term	725,614	639,532
Asset retirement obligations	352,861	400,983

Total Liabilities	4,919,934	4,466,870

Commitments and Contingencies (see Note 6)	-	-

Series A Convertible Preferred stock, $0.0001 par value per share 1,000,000 shares authorized; 1,000,000 shares issued and outstanding; liquidation preference of $2,250,000	$750,000	$750,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value per share 20,000,000 shares authorized	-	-
Common stock, $0.0001 par value per share, 150,000,000 shares authorized; 108,245,688 shares issued and outstanding	108,246	108,246
Additional paid-in capital	6,909,050	6,909,050
Accumulated deficit	(12,351,305)	(11,873,831)
Total Stockholder’s Deficit	(5,334,009)	(4,856,535)

Total Liabilities, Mezzanine, and Stockholders’ Deficit	$335,925	$360,335

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2025 AND 2024

(UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024

Revenues
Oil and gas sales	$54,228	$81,744	$231,386	$259,018

Total Revenues	54,228	81,744	231,386	259,018

Operating Expenses
Lease operating expenses	107,591	147,192	362,244	387,825
General and administrative expenses	16,826	26,851	147,837	130,787
Plug and Abandonment Loss	52,476	-	83,647	-
Depletion, depreciation, and accretion	5,468	14,493	29,050	65,705

Total Operating Expenses	182,361	188,536	622,778	584,317

Loss from Operations	(128,133)	(106,792)	(391,392)	(325,299)

Other Expense
Interest expense	(30,044)	(49,669)	(86,082)	(118,055)
Total Other Expense	(30,044)	(49,669)	(86,082)	(118,055)

Net Loss	$(158,177)	$(156,461)	$(477,474)	$(443,354)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	108,245,688	92,981,797	108,245,688	91,575,004

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2025 AND 2024

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 1, 2025	108,245,688	$108,246	$6,909,050	$(11,873,831)	$(4,856,535)

Net loss	-	-	-	(167,408)	(167,408)

Balance, May 31, 2025	108,245,688	$108,246	$6,909,050	$(12,041,239)	$(5,023,943)

Net loss	-	-	-	(151,889)	(151,889)

Balance, August 31, 2025	108,245,688	$108,246	$6,909,050	$(12,193,128)	$(5,175,832)

Net loss	-	-	-	(158,177)	(158,177)

Balance, November 30, 2025	108,245,688	$108,246	$6,909,050	$(12,351,305)	$(5,334,009)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 1, 2024	90,883,013	$90,883	$5,537,399	$(11,312,257)	$(5,683,975)

Net loss	-	-	-	(169,037)	(169,037)

Balance, May 31, 2024	90,883,013	$90,883	$5,537,399	$(11,481,294)	$(5,853,012)

Net loss	-	-	-	(117,856)	(117,856)

Balance, August 31, 2024	90,883,013	$90,883	$5,537,399	$(11,599,150)	$(5,970,868)

Issuance of common shares	17,362,675	17,363	1,371,651	-	1,389,014
Net loss	-	-	-	(156,461)	(156,461)
Balance, November 30, 2024	108,245,688	$108,246	$6,909,050	$(11,755,611)	$(4,738,315)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2025 AND 2024

(UNAUDITED)

	2025	2024
Cash Flow from Operating Activities
Net loss	$(477,474)	$(443,354)
Adjustments to reconcile net loss to net cash /(used in) operating activities:
Depletion, depreciation and accretion	29,050	65,705
Loss on settlement of asset retirement obligations	83,647	-
Changes in operating assets and liabilities:
Cash Settlement of asset retirement obligations	(104,952)	-
Accounts receivable - oil & gas	(28,394)	(14,117)
Accounts payable and accrued expenses	15,104	(1,543)
Accounts payable and accrued expenses - related parties	86,082	118,055
Net Cash Used in Operating Activities	(396,937)	(275,254)

Cash Flows from Financing Activities
Proceeds from related party loans	400,000	300,000
Net Cash provided by Financing Activities	400,000	300,000

Net Increase in Cash	3,063	24,746
Cash – beginning of period	85,627	54,217

Cash – end of period	$88,690	$78,963

Noncash Investing and Financing Activities
Change in estimate of asset retirement obligations	$26,817	$18,008
Conversion of $1.3 million related party notes payable and related accrued interests to common shares	$-	$1,389,014

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

NORRIS INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity and Capital Considerations

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these condensed consolidated financial statements.

The timeline and potential magnitude of the various conflicts around the world, as happened recently in the middle east, and its impact on the Company’s future operations is currently unknown. The Company has incurred continuing losses since 2016, including a loss of $561,574 and $477,474 for the fiscal year ended February 28, 2025, and the nine-month period ended November 30, 2025, respectively. During the nine months ended November 30, 2025, the Company incurred cash losses of approximately $397,000 from its operating activities. As of November 30, 2025, the Company had a cash balance of approximately $89,000 and working capital of approximately $3,000.

The Company’s principal capital and exploration expenditures during next fiscal year are expected to relate to selected well workovers on its Jack and Palo Pinto County acreages. The condensed consolidated financial statements of the Company have been prepared on a going concern basis. As of November 30, 2025, the Company incurred a net loss of $548,828 and experienced recurring negative cash flows from operations. The Company believes that it has sufficient cash on hand and available funds from its credit line to fund its costs for such expenditures as well as other operating costs, for the 12-month period subsequent to the issuance of these condensed consolidated financial statements. The Company has availability of $1,000,000 on its existing credit line with JBB. If such funding were not available and historical losses continued, then there would be substantial doubt about the company’s ability to continue. Given its history of losses, we are dependent on continued outside funding to cover our deficit spending.

In the event that the Company requires additional capital to fund higher operational losses or oil and gas property lease purchases for the next 12 months, the Company expects to seek additional capital from one or more sources via restricted private placement sales of equity and debt securities from those other than JBB. However, there can be no assurance that the Company would be able to secure the necessary capital to fund its costs on acceptable terms, or at all. If, for any reason, the Company is unable to fund its operations, it would have to undertake other aggressive cost-cutting measures and then be subject to possible loss of some of its rights and interests in prospects to curtail operations and forced to forego opportunities or in worst case, cease operations. As a result of management’s plan above, our current amount of cash on hand, and our historical ability to raise capital, management has concluded that substantial doubt of our ability to continue as a going concern has been alleviated.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to. The Company’s shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per common share as the inclusion of these shares would be anti-dilutive for the nine months ended November 30, 2025, and 2024:

	2025	2024
Series A Convertible Preferred Stock	66,666,667	66,666,667
Convertible debt	22,250,000	16,000,000
Total common shares to be issued	88,916,667	82,666,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At November 30, 2025, $-0- of the Company’s cash balances was uninsured. The Company has not experienced any losses on such accounts.

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), that requires public entities to provide enhanced segment disclosures, including significant segment expenses and other segment items. The amendment was effective for public entities for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company adopted ASU 2023-07 as of March 1, 2024 reporting period and applied it retrospectively to all periods presented. The updated guidance did not have a material impact on the Company’s condensed consolidated financial statements except for the disclosure requirements provided in Note 7, Segment Reporting.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires public business entities to disclose disaggregated information about certain income statement expenses, including categories such as employee compensation, intangible asset amortization and depreciation, and selling expense, in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impacts of this standard on our tax disclosures and is not planning to early adopt.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that requires public entities, on an annual basis, to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and provide more details about the reconciling items in some categories if items meet a quantitative threshold. The guidance will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The amendment is effective for public entities for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impacts of this standard on our tax disclosures and is not planning to early adopt.

Note 2 – Revenues from Contracts with Customers

Disaggregation of Revenues from Contracts with Customers

The following table disaggregates revenue by significant product types for the three and nine months ended November 30, 2025 and 2024:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
Oil sales	$36,875	$70,183	$173,050	$214,006
Natural gas sales	17,353	11,561	58,336	45,012
Total	$54,228	$81,744	$231,386	$259,018

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of November 30, 2025 and February 28, 2025.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended November 30, 2025:

	February 28, 2025	Additions	Change in Estimates	November 30, 2025

Oil and gas properties, subject to depletion	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	313,085	-	(26,817)	286,268
Accumulated depletion and impairment	(2,995,837)	(29,050)	-	(3,024,887)
Total oil and gas assets	$247,485	(29,050)	$(26,817)	$191,618

The depletion recorded for production on proved properties for the three months ended November 30, 2025 and 2024, amounted to $5,468 and $14,493, respectively. The depletion recorded for production on proved properties for the nine months ended November 30, 2025 and 2024, amounted to $29,050 and $54,014, respectively.

During the nine months ended November 30, 2025 and 2024, there were no ceiling test write-downs of the Company’s oil and gas properties.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the nine months ended November 30, 2025:

Asset retirement obligations as of February 28, 2025	$400,983
Settlement of asset retirement obligations due to plugging and abandoning well	(21,305)
Current period revision of previous estimates	(26,817)
Asset retirement obligations as of November 30, 2025	$352,861

During the three and nine months ended November 30, 2025, the Company recognized accretion expense of $-0-. During the three and nine months ended November 30, 2024, the Company recognized accretion expense of $-0- and $11,691, respectively.

During the nine months ended November 30, 2025, the Company plugged four unprofitable wells, incurring plugging and abandonment costs of $104,952. These activities resulted in the settlement of $21,305 of asset retirement obligations and the recognition of $83,647 in plugging and abandonment losses.

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

During the nine months ended November 30, 2025, the loan agreement was amended on November 12, 2025 to increase available borrowing by $5,000,000. As of November 30, 2025, the Company had availability of $1,000,000 on its existing credit line with JBB, plus draws of $400,000 utilized to fund its operations.

The Company recognized interest expense of $86,082 and $118,055 for the nine months ended November 30, 2025 and 2024, respectively, and recognized interest expense of $30,044 and $49,669 for the three months ended November 30, 2025 and 2024, respectively. Accrued interest as of February 28, 2025, and November 30, 2025 was $639,532 and $725,614, respectively. As of February 28, 2025 and November 30, 2025, there was $3,300,000 and $3,700,000, respectively, outstanding under notes payable to JBB.

Note 6 – Commitments and Contingencies

Office Lease

In September 2018, the Company moved to the offices of International Western Oil (“IWO”) in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the three and nine months ended November 30, 2025 and three and nine month ended November 30, 2024, the Company incurred $2,850 for three months, and $8,550 for nine months, respectively, of rent expense under this lease that is included in lease operating expenses on the condensed consolidated statements of operations.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration.

Note 7 – Segment Reporting

The Company has one reportable segment, which encompasses the ownership and investment in oil and natural gas properties in the state of Texas. The segment’s revenues are derived from the Company’s interests in the sales of crude oil and natural gas.

The Company’s chief executive officer function as the chief operating decision maker (“CODM”) and manage the Company’s business activities as a single operating segment.

The accounting policies of the one reportable segment are identical to those described for the consolidated Company. The CODM uses condensed consolidated net income (loss), as reported in the unaudited condensed consolidated statement of operations, to measure segment profitability, assess performance, and manage strategic capital resource allocations. The measure of segment assets is reported as “Total assets” on the unaudited condensed consolidated balance sheets. The significant expense categories regularly provided to and reviewed by the CODM are those presented in the unaudited condensed consolidated statements of operations.

Note 8 - Revision of Prior Period Financial Statement Presentation

During the preparation of the current period consolidated financial statements, management reevaluated the classification of the Company’s Series A Convertible Preferred Stock under ASC 480, Distinguishing Liabilities from Equity (including ASC 480-10-S99). The Company determined that the Series A Preferred Stock contains contingent redemption features upon the occurrence of Deemed Liquidation Events that are not solely within the Company’s control. Accordingly, the instrument should be classified as temporary (mezzanine) equity rather than permanent equity.

The Company has concluded that the prior classification constituted an immaterial error. After evaluation under SEC Staff Accounting Bulletin Nos. 99 and 108 and ASC 250, management (in consultation with the Board of Directors) determined that the previously issued financial statements were not materially misstated. The correction is therefore being made through a revision of the comparative prior-period amounts in the current filing (The previously issued financial statements and reports will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

As a result of the revision, the $750,000 carrying amount of the Series A Preferred Stock has been reclassified from permanent equity to temporary (mezzanine) equity on the consolidated balance sheets as of the prior period end dates. This revision had no effect on the Company’s consolidated statements of operations, comprehensive income, cash flows, total assets, total liabilities, or total equity for any period presented.

Note 9 - Subsequent Events

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date these condensed consolidated financial statements were issued and the following events are reported.

Effective February 28, 2026, the Company canceled all 1,000,000 shares of Series A Convertible Preferred Stock.

The Company drew an additional $100,000 against its credit line to fund operations on March 3, 2026.

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

Overview

Norris Industries, Inc. (the “Company”, “we”, or “us”) is an oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. As of March 1, 2025 the SEC Non-Escalated Analysis of Estimated Proved Reserve of our various leases in Jack County and Palo-Pinto County, the Marshall-Walden, and the Bend Arch Lion 1A and Bend Arch Lion 1B leaseholds, is a total of 22.11 Mbbl in oil net reserves, plus 64.19 MMcf in natural gas net reserves out of total of BOE equivalent of 33 Mbbl in gross reserves, which is down from prior year by 21 Mbbl due to reduction of expected production as result of well workover issues.

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

Notwithstanding the above stated objectives, the ramifications of the prior pandemic containment measures and consequent disruptions to the United States and world economies due to the COVID – 19 viral outbreaks had an adverse impact on the overall business of the Company and the industry in which it operates. The demand for oil and gas has impacted all producers as commodity prices of oil and gas had fallen and increased substantially but so has inflation resulting in higher costs for materials, equipment, personnel and service providers which the US Federal Reserve has been adjusting interest rate policies that has tightened financial conditions. In addition, in early 2022 the industry faced added complications as result of the Russian Federation invasion of Ukraine and the Hamas terrorist attack on Israel in October 2023, and the war response from Israeli forces on Gaza has created further instability in the Middle East. In June 2025, Isreal and the United States undertook a strike on Iran’s nuclear facilities. As a result, of energy prices changing we are unable to predict exact supply and demand balances that will continue to be highly volatile and thus affect our revenues into the future. Further, our low production and current price range of oil/gas prices, we anticipate that we may not be able to cover operating costs and will have to take cost-cutting measures and seek continued operational financing.

The prior COVID-19 pandemic and wars in Ukraine, Middle East and other conflicts, such as recent embargo and change in Venezuela, and Iran conflict and the various governmental and political responses and those of our subcontractors, customers and suppliers, we expect there may be delays or disruptions and temporary suspensions of operations due to shortages of labor and increased cost from suppliers. In addition, our constrained financial condition and results of operations have been and are likely to continue to be adversely affected. Thus, subject to adjustments due to the general economic consequences and the more specific impact on the oil and gas industry, the current general strategic objectives of the Company are set forth below.

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

As result of the COVID-19 Pandemic, and its capital constraints, the Company took a pause on any acquisition activity in the past four years. However, the Company is in process of a strategic review of its options for 2026. As the Company reviews any potential acquisitions, it will follow a model which is based on a concept that has been proven in the past to be an effective and successful path of development for many other well-known E&P players:

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

Results of Operations

Comparison of the Three Months Ended November 30, 2025, with the Three Months Ended November 30, 2024

Revenues

The Company generated revenues of $54,228 from oil and gas sales for the three months ended November 30, 2025, compared to $81,744 for the three months ended November 30, 2024. The decrease in revenues mainly came from a decrease in oil and gas production.

Operating Expenses

Operating expenses for the three months ended November 30, 2025, and 2024 were $182,361 and $188,536, respectively. Our lease operating expenses decreased to $107,591 for the three-month period ended November 30, 2025, compared to $147,192 for the three-month period ended November 30, 2024, that was primarily related to lower variable lease operating expenses incurred during the current period. Our general and administrative expenses decreased to $16,826 for the three-month period ended November 30, 2025, compared to $26,851 for the three-month period ended November 30, 2024, primarily because of management’s costs cutting efforts. The Company recognized plug and abandonment loss of $52,476 for the three-month period ended November 30, 2025 because of wells plugging related costs incurred versus none during the three-month period ended November 30, 204. Our depletion, depreciation and accretion expense decreased by $9,025, primarily related to a decrease in depletion expenses recognized during the three-month ended November 30, 2025 than the same period in 2024, resulting from lower production in the current period.

Other Expenses

For the three months ended November 30, 2025, and 2024, the Company recorded interest expense of $30,044 and $49,669 related to outstanding debts. The decrease in interest expense was the result of notes conversion that occurred in November 2024, resulting in less outstanding loans during the current quarter.

Comparison of the Nine Months Ended November 30, 2025 with the Nine Months Ended November 30, 2024

Revenues

The Company generated revenues of $231,386 from oil and gas sales for the nine months ended November 30, 2025, compared to $259,018 for the nine months ended November 30, 2024. The decrease in revenues mainly attributable to lower production in the nine months ended November 30, 2025 than in the nine months ended November 30, 2024.

Operating Expenses

Operating expenses for the nine months ended November 30, 2025, and 2024 were $622,778 and $584,317, respectively. Our lease operating expenses decreased and were $362,244 for the nine-month period ended November 30, 2025, compared to $387,825 for the nine-month period ended November 30, 2024, that was primarily related to lower variable lease operating expenses during the current period. Our general and administrative expense increased to $147,837 for the nine-month period ended November 30, 2025, compared to $130,787 for the nine-month period ended November 30, 2024, primarily because of additional professional fees incurred. The Company recognized plug and abandonment loss of $83,647 for the nine-month period ended November 30, 2025 due to costs from plugging and abandoning four of the wells in the current quarter versus none in the nine-month ended November 30, 2024.

Depletion and Accretion Expenses

For the nine months ended November 30, 2025, and 2024, the Company recorded depletion and accretion expense of $29,050 and $65,705, respectively, related to a decreased of production from its oil and gas properties.

Other Expense

For the nine months ended November 30, 2025, and 2024, the Company recorded interest expense of $86,082 and $118,055, respectively, related to the related party loans; the decrease in interest expense was due to conversion of partial outstanding related party loans to equity in November 2024.

Liquidity and Capital Resources

As of November 30, 2025, the Company had cash on-hand of $88,690.

Net cash used in operating activities during the nine months ended November 30, 2025, was $396,937, compared to cash used in operating activities of $275,254 for the same period in 2024.

Net cash provided by financing activities for nine months ended November 30, 2025, and 2024 was $400,000 and $300,000, respectively.

The Company will require additional financing to support its operations and to pursue its acquisition program. As of November 30, 2025, the Company had availability of $1,000,000 on its existing credit line with JBB due to a recent increase of its availability from its Lender. If the Company requires additional financing beyond what is available under its existing credit line, it does not have any committed sources of financing at this time. If it is unable to obtain financing, it will have to reduce or curtail its operations and acquisition program. There is no assurance that it will be able to obtain financing in the future, and even if financing is available, it may not be on terms acceptable to the Company.

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

The condensed consolidated financial statements of the Company have been prepared on a going concern basis. As of November 30, 2025, the Company incurred a net loss of $477,474 and experienced recurring negative cash flows from operations. However, the Company believes that it has sufficient cash on hand and available funds from its credit line to fund its costs for such expenditures as well as other operating costs, for the 12-month period subsequent to the issuance of these condensed consolidated financial statements.

On May 26, 2025, the Company entered into another amendment of its Loan Note with JBB to increase the line of credit by an additional $500,000, for a total of $4,200,000 and extend the maturity date for the original note and line of credit to March 31, 2027. On November 12, 2025, the company entered into another amendment of its Loan Note with JBB to increase the line of credit by an additional $500,000, for a total of $4,700,000.

During the nine months ended November 30, 2025, the loan agreement was amended to increase available borrowing by $1,000,000. As of November 30, 2025, the Company had availability of $1,000,000 on its existing credit line with JBB.

Off-Balance Sheet Arrangements

As of November 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2025 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2025 annual report on Form 10-K in Internal Control over Financial Reporting and listed below.

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

There were no changes in our internal control over financial reporting during the nine months ended November 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Norris Industries, Inc.

Date: March 10, 2026	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer) and Chairman of Board

Date: March 10, 2026	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
President of the Oil and Gas Division and Director

