Form 10-K
period 2026-02-28
Norris Industries, Inc.
filed 2026-05-29
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2026

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of August 29, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,873,432, based on the closing sale price of $0.0970 per share for the registrant’s common stock as quoted on the OTCQB Marketplace on that date. Shares of common stock held by each executive officer, director, and ten percent (10%) or greater shareholder have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of the issuer’s common stock outstanding as of May 27, 2026: 108,245,688.

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

ii

PART I

Item 1. Business.

Our Company

Norris Industries, Inc. (“NRIS” or the “Company”) was incorporated on February 19, 2014, as a Nevada corporation and is headquartered in Weatherford, Texas. The Company was formed to conduct operations in the oil and gas industry, and currently focuses on the development, production and maintenance of its existing crude oil and natural gas properties in Texas. On May 4, 2015, the Company initially acquired working interests from the Bend Arch Lion 1A and the Bend Arch Lion 1B Joint Ventures in Coleman County of Texas, encompassing a total production of 7 producing oil and gas wells on a total of 380 acres out of a total of 777-acre leaseholds indicating proven recoverable reserves. We believed that the Bend Arch Lion 1A and 1B Joint Ventures as parts of the total 777-acre leasehold have not been fully explored. The Company has managed the 45-acre Marshall Walden joint venture with 8 Woodbine Sand oil wells in Kilgore City, Texas. The Company, in fiscal year 2018, also purchased producing oil and gas mineral leases on December 28, 2017, in the Texas counties of Jack County and Palo-Pinto County in North Central Western part of Texas. The leases were for 20 gross oil and gas wells on 2,790 gross acres with majority working and operating interests with daily production of 50 barrels of oil equivalent (“BOE”). During fiscal year 2020, the Company completed a purchase of the remaining 90% working interest ownership (“WI”) of the Marshall-Walden property that it did not own previously, and now owns 100% of the WI, with a 75% net revenue interest (“NRI”). Currently, NRIS holds approximately 3,612 total gross acres in leaseholds in various areas of the North Central, and in North East Texas regions. The Company plans to focus its limited resources on its existing leaseholds in the future.

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

For near- to medium-term cash flow enhancement, the Company plans to focus on existing fields and to selectively consider larger-reserve oil and gas properties with low production to acquire at reasonable cost and then implement effective Enhanced Oil Recovery (“EOR”) methods to improve its current revenues and assets. For long-term cash flow enhancement, the Company is in process of identifying other oil-field related, and non-oilfield niche enterprises to consider for bolt on, or diversified acquisition targets to grow Company revenues. Funding for any potential future acquisition may be provided by the Company’s strategic joint venture partnerships.

The Company’s long-term objective is to increase shareholder value by growing reserves, production and cash flow. As result we may seek to identify and consider acquisition opportunities of oilfield services companies and other non-oilfield companies that align with our operational plan to implement a diversified growth strategy.

Notwithstanding the above stated objectives, the ramifications of the prior pandemic containment measures and consequent disruptions to the United States and world economies due to the COVID – 19 viral outbreaks had an adverse impact on the overall business of the Company and the industry in which it operates. The demand for oil and gas has impacted all producers as commodity prices of oil and gas has increased substantially but so has inflation resulting in higher costs for materials, equipment, personnel and service providers which the US Federal Reserve has taken lead to increased interest rates substantially from prior low levels that has tightened financial conditions. In addition, in early 2022 the industry faced added complications as result of the Russian Federation invasion of Ukraine and also with the Hamas terrorist attack on Israel in October 2023, and the war response from Israeli forces on Gaza and now as result of the conflict with Iran has created further instability in the Middle East and in the USA blockade in the Straits of Hormuz that has disrupted global energy supplies and overall markets. As result energy prices have risen sharply, however, we are unable to predict exact supply and demand balances that will cause energy prices to be highly volatile and thus affect our revenues into the near future. Therefore, we anticipate that we may not be able to cover operating costs and will have to take cost cutting measures and seek continued operational financing.

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

Develop and Grow Our Hydrocarbon Acreage Positions Using Outside Development Expertise.

We plan to focus on improving our assets that are in hydrocarbon-rich resource plays to improve our asset quality and to improve production. We plan to leverage outside expertise to apply available EOR technologies to economically develop our existing property portfolio and those that we may acquire in the future. We plan to operate most of our acreage, giving us greater control over the planning of capital expenditures, execution and cost reduction. Operating our own acreage also will allow us to adjust our capital spending based on drilling results and the economic environment. Our leasehold acquisition strategy is to pursue long-term contracts that allow us to maintain flexible development plans and avoid short-term obligations to drill wells, as have been common in other resource plans. As a small producer, we regularly evaluate industry drilling results and implement technologically effective operating practices which may increase our initial production rates, ultimate recovery factors and rate of return on invested capital.

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

Based upon management’s knowledge and its use of outside petroleum exploration experience, geology expertise, and ability to identify potential acreage and moderate production fields, management believes that the Company’s future valuation as a public company is speculative but could become attractive if, and when we increase our production successfully.

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

Management Team. With selected experience in key aspects of the development of resource plays, our management team and its consultants have decades of combined experience in the industry and a commitment to create shareholder value via an acquisition strategy. We also consult and work with geologists, engineers, and other professionals to execute our business objectives.

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

Geographic Diversity. We believe that our geographic focus encompassing the West, Central West, East and South Texas regions provide us with some flexibility to direct our capital resources to projects with the better potential returns and access to multiple key end markets, which mitigates our exposure to temporary price dislocations in any one market.

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

Reservoir Estimate

As of March 1, 2026, our estimated gross proved oil and natural gas reserves, as prepared by our independent reserve engineering firm, Kurt Mire, PE, using SEC prices used throughout this report for crude oil, condensate, and natural gas were $63.54 per barrel of oil and $3.80 per MMBTU for Henry Hub gas. As result of lease purchases from funding made available from our majority owner, we include 100% of our net oil reserves and 100% of our net natural gas reserves that were classified as proved producing that include values from the proved developed producing, proved behind pipe, and proved non-producing reserves categories as of March 1, 2026.

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

Operational Plans

During fiscal year 2026, the Company was in a period of assessment and work-over of its existing wells. We continue to look for, on a selective basis, oil and gas reserve concessions with existing production. However, any acquisitions will have to consider the current and anticipated market for oil and gas products and the general economic outlook, which in part drives the consumption of oil and gas. For any potential acquisition, we will then seek to raise enough capital via equity or debt financing options to meet our operational needs and acquisition requirements, be this from our control owner, or other third-party financing sources, including the capital markets.

Based on the Company’s general management and petroleum exploration experience, as well as its geology expertise, the Company believes it has the ability to identify potential acreage with existing producing fields and acquire them.

As mentioned before the effect of the prior government responses to COVID-19 as well as the various wars, and conflicts (trade or actual), it could impact the domestic and international demand, production for crude oil and natural gas, which has contributed to price volatility, impacted dramatically the price we receive for oil and natural gas and has materially and adversely affected the demand for, and costs incurred on our production, which means that our production may have to be shut-in, or costs will increase on some of our wells at any point in time.

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

As of February 28, 2026, the 1A Venture property had four (4) gross oil and gas wells (1.58 net wells). The initial production of this property started in April 2014.

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

As of February 28, 2026, the 1B Venture property had six (6) gross oil and gas wells (3 net wells). The initial production of this property started in March 2015.

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

As of February 28, 2026, the Marshall Walden property had six (6) gross oil and gas wells ((6.0) net wells) which are intermittently active, plus two (2) injection wells. There are no definitive plans currently; the Company expects to determine such in the next fiscal year. The initial production of this property started in September 2016.

The Stuart Leases of Jack County and Palo-Pinto County

The Jack County and Palo-Pinto County Stuart oil leases were purchased on December 28, 2017 and have twenty (20) gross oil and gas wells (15 net wells), which the management is operating production on its properties.

Reserve Information

The data below is based on the SEC Non-Escalated Analysis of Estimated Proved Reserve of the Jack County and Palo Pinto County associated leases as well as the Bend Arch Lion 1A and Bend Arch Lion 1B, and Marshall-Walden leaseholds in which the Company has certain minority interests. As of March 1, 2026, this evaluation report was prepared by an independent third-party Kurt Mire, a PE reservoir engineer based in Houston, Texas. To the extent able, the Company will concentrate on those wells in which the Company either owns a majority, or 100% of the working interest in such oil and gas property lease.

Estimated Proved Reserves

Net to Norris Industries, Inc.

SEC Non-Escalated Analysis

As of March 1, 2026

	Proved
	Proved developed producing	Proved developed, non-producing Behind Pipe	Proved developed, non-producing Shut-In	Total BOE & Value
Net Reserve
Oil - Bbl.	27,300	6,500	-	33,800
Gas - Mcf	86,800	45,200	-	132,000

Income Date
Future revenue	$2,103,400	$554,100	$-	$2,657,500
Expenses & Taxes	$1,361,100	$209,600	$-	$1,570,700

Investments costs	$180,400	$57,400	$120,000	$357,800
Undiscounted cash flows	$561,900	$287,100	$(120,000)	$729,000
Discounted cash flows at 10%	$246,600	$237,200	$(97,000)	$386,800

The unit prices used throughout this report for crude oil, condensate, and natural gas were $63.54 per barrel of oil and $3.80 per MMBTU for Henry Hub gas which are above current market prices. The reserve report unit prices are based upon the appropriate prices in effect the first trading day of each month from March 2025 through February 2026 and averaged for the year which ranged from low of $55.44 for to a high of $75.89 per barrel of oil for WTI crude. After which the Iran conflict and subsequent blockade of the Straits of Hormuz have lifted oil prices to range of $100 per barrel of oil.

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

THE OIL AND GAS INDUSTRY IS NO LONGER IN A SUBSTANTIAL DOWNTURN DUE TO RECOVERY FROM COVID-19 PANDEMIC.

During the 2026 fiscal year, we performed an analysis of our oil and gas properties in light of recent events, and the increase in oil and gas prices and anticipated economic conditions in our industry. As a result, we don’t believe there to be any further impairment expenses required due to prior reduction in carrying value of our oil and gas properties in the March 1, 2026, Reserve Report.

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

The future potential magnitude of another pandemic is currently still unknown. The continuation or amplification of this, another virus could affect the United States and global economy, that might affect prices and our business and operations, and the demand more broadly for oil and gas or could be further disruptions due to further political and direct and indirect conflicts with various countries causing further flare ups on the conflicts with Israel in the Middle East.

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

These potential impacts, while uncertain, have already impacted our 2027 fiscal year first quarter results of operations, and anticipated to have an unknown impact on multiple future quarters’ results as well.

OUR FINANCIAL STATEMENTS HAVE BEEN PREPARED ON A GOING CONCERN BASIS.

The Company has incurred continuing losses since 2016, including a loss of approximately $661,000 for the fiscal year ended February 28, 2026. During the fiscal year ended February 28, 2026, the Company accessed $400,000 in funding and incurred cash losses of approximately $440,000 from its operating activities. If we do not increase our income so as to be able to cover our operating expenses, we will need to obtain financing during the fiscal year to fund our operations. We do not have any specific sources of capital to be able to raise additional working capital. Our principal shareholder, who is not legally obligated to fund our operations, may provide funding, but there is no assurance that the shareholder will make a further capital investment or lend us operating funds. As of February 28, 2026, the Company had availability of $1,000,000 on its existing credit line with JBB Partners, Inc. (“JBB”), an entity that is owned and controlled by Mr. Patrick Norris, the Company’s Chief Executive Officer, and principal shareholder. If we are not able to obtain working capital funding, we will have to curtail our operations or cease operations. If either event occurs, investors will suffer a diminution in the value of their investment.

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

WE WILL BE DEPENDENT UPON KEY PERSONNEL FOR THE FORESEEABLE FUTURE.

Given that Company has had a low level of business operations, we are highly dependent on our executive officers, employees, and contractors. Although we believe that we will be able to identify, engage and motivate qualified personnel, an inability to do so could adversely affect our ability to market, sell, and develop our products and services. Any difficulty in attracting and retaining key people could have an adverse effect on our business.

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

The Company’s Certificate of Incorporation and By-Laws include provisions that fully eliminate the personal liability of the directors of the Company for monetary damages possible under the laws of the State of Nevada or other applicable law. These provisions eliminate the liability of directors to the Company and its stockholders for monetary damages arising out of any violation of a director of his fiduciary duty of due care. Under Nevada law, however, such provisions do not eliminate the personal liability of a director for (i) breach of the director’s duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases of stock other than from lawfully available funds, or (iv) any transaction from which the director derived an improper benefit. These provisions do not affect a director’s liabilities under the federal securities laws or the recovery of damages by third parties.

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

Risks Related To The Exploration Business

IMPACT OF PANDEMIC, TARIFFS, UKRAINE, ISRAEL, AND MIDDLE EAST CONFLICTS ON OUR BUSINESS.

Our business and operations had been adversely affected by the pandemic in 2020. In 2021, as result of initial reopening of business activities in recovery from COVID-19, and the invasion of Ukraine by the Russian Federation in March 2022, and then in October 2023, the terrorist attack on Israel and then the February 2026 conflict with Iran by Israel and the USA and the subsequent blockade of the Straits of Hormuz which flows thru over 20% of the worlds energy trade thus there has been substantial volatility and uncertainty in oil and gas market prices. Now with a new US administration it was expected to be more favorable towards traditional energy sector, but the recent tariffs could trigger a political trade war leading to possible supply disruption. However, we cannot predict the future and the exact impact it will have on energy services and commodity prices due to other similar outbreaks or a peaceful resolution to the wars/ other political conflicts that could cause a rapid decline in overall energy prices. Our financial condition and results of operations have been and are likely to continue to be affected by future pandemics and other political and war conflicts.

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

The common stock only trades occasionally, in low volume amounts. A recent trade was on May 19, 2026, for which day the closing price was approximately $0.148.

Holders of Common Stock

As of May 27, 2026 we had 111 shareholders of record of our common stock. We believe we have at least an additional 100 shareholders, who hold their shares of common stock under “street name.”

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Norris Industries, Inc. (the “Company”, “we”, or “us”) is an oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. As of March 1, 2026 the SEC Non-Escalated Analysis of Estimated Proved Reserve of our various leases in Coleman County is a total of 30.27 Mbbl in oil net reserves, plus 66.01 MMcf in natural gas net reserves out of total of BOE equivalent of 41 Mbbl in gross reserves, which is up from prior year by 8 Mbbl due to reduction of expected production as result of well workover issues.

The reserves associated with the report from Kurt Mire, PE have been classified in accordance with the definitions of the Securities and Exchange Commission as found in Part 210 — Form and Content of and Requirements for Financial Statements, Securities Act of 1933, Securities Exchange Act of 1934, Public Utility Holding Company Act of 1935, Investment Company Act of 1940, Investment Advisers Act of 1940, and Energy Policy and Conservation Act of 1975, under Rules of General Application § 210.4-10 Financial accounting and reporting for oil and gas producing activities pursuant to the Federal securities laws and the Energy Policy and Conservation Act of 1975.

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

Results of Operations

Revenues

The Company generated revenues of $286,086 from oil and gas production sales during the year ended February 28, 2026, compared to $329,334 during the year ended February 28, 2025. The decrease in oil and gas sales revenues was primarily due to the less productive wells having maintenance issues resulting in lower oil and gas production in current year.

Lease Operating Expenses

Lease operating expenses for the years ended February 28, 2026, and February 28, 2025, were $553,023 and $511,246, respectively. We incurred slightly higher lease operating expenses in 2026 primarily because of higher costs of operations and well maintenance in current year.

General and Administrative Expenses

General and administrative expenses for the years ended February 28, 2026 and February 28, 2025, were $228,783 and $189,611, respectively. The general and administrative expenses increased due to costs from plugging and abandoning four of the wells in current year.

Depletion and Accretion Expenses

For the years ended February 28, 2026, and February 28, 2025, the Company recorded depletion and accretion expense of $48,560 and $86,348, respectively, related to depletion of oil and gas properties and amortization of asset retirement obligations. The decrease was primarily a result of change of accounting estimate and lower production in current year.

Other Income (Expense)

For the years ended February 28, 2026, and February 28, 2025, the Company recorded interest expense of $117,151 and $143,205, respectively. Lower interest expense was incurred in 2026 due to lower related party loans balance from the conversion of partial outstanding related party loans to equity in November 2024.

Net Loss

Our operations resulted in a net loss in the amount of $661,431 for the year ended February 28, 2026, compared to a net loss of $601,076 for the year ended February 28, 2025. The increase was primarily related to recognition of costs from plugging and abandoning four of the wells, and lower overall production in current year.

Liquidity and Capital Resources

On February 28, 2026, the Company had cash of $45,376.

Net cash used in operating activities during the year ended February 28, 2026, was $440,251, compared to cash used in operating activities of $368,590 for the same period in 2025. The increase was primarily due to costs from plugging and abandoning four of the wells in current year.

Net cash used in investing activities during years ended February 28, 2026 and February 28, 2025, was $-0-.

During the year ended February 28, 2026, and 2025, cash provided by financing activities was $400,000 related to proceeds from the Company’s related party loans.

The Company will require additional financing to support its operations and to pursue its acquisition program. As of February 28, 2026, the Company had availability of $1,000,000 on its existing credit line with JBB. If the Company requires additional financing beyond what is available under its existing credit line, it does not have any committed sources of financing at this time. If it is unable to obtain financing, it will have to reduce or curtail its operations and acquisition program. There is no assurance that it will be able to obtain financing in the future, and even if financing is available, it may not be on terms acceptable to the Company.

To date, the funding during the past three fiscal years to support operations and facilitate some acquisitions has been provided by the largest shareholder of the Company. This individual does not have any legal obligation to continue to provide funding to the Company. Yet the majority owner has indicated a willingness, and provided some assurances, to selectively review and determine added funding for certain low risk initiatives on those oil and gas wells in which the Company has either a 100% or a majority working interest in order to increase its existing production. Our majority shareholder expects, but is not legally obligated, to provide funding for the Company’s capital expenditure program for fiscal year 2027. Such funding may be provided in the form of loans, issuance of equity or other means.

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

Off-Balance Sheet Arrangements

As of February 28, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

We have instituted various initiatives throughout the company as part of our business continuity programs, and we are working to mitigate risk when disruptions occur. The Russian conflict with Ukraine, Middle East turmoil and the Federal Reserve’s tightening of US monetary policy continue to evolve. Therefore, uncertainty around the availability and commodity prices of crude oil, the commodity prices and demand for our products, and the general business environment is expected to continue through 2026 and beyond.

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of the various conflicts and world events as of February 28, 2026 and through the filing date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts and related reserves, and the carrying value of long-lived assets.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Norris Industries, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Norris Industries, Inc. (“the Company”) as of February 28, 2026 and 2025, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended February 28, 2026 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Proved Oil and Natural Gas Reserves Estimation and Impact on Depreciation, Depletion and Amortization (“DD&A”) Expense and Full-Cost Ceiling Test Impairment Calculation Related to Proved Oil and Natural Gas Properties

As described in Note 1 to the consolidated financial statements, proved oil and natural gas reserves volumes and associated future net cash flows directly impact the calculation of DD&A expense and the full-cost ceiling test impairment calculation. There are numerous uncertainties inherent in estimating proved oil and natural gas reserves volumes and associated future net cash flows including, among others, estimated future production volumes and timing of such production, pricing differentials, lease operating expenses, and amounts and timing of capital expenditures. The accuracy of these estimates is dependent on the quality of available data and on engineering and geological interpretation and judgment. The estimation of oil and natural gas reserve volumes and associated future net cash flows requires management’s use of an independent petroleum engineer (referred to as “management’s specialist”).

We have identified the estimation and timing of future production volumes, lease operating expenses, and amounts and timing of future capital expenditures used to estimate oil and natural gas reserves, and the associated impact on DD&A expense and the full cost ceiling test impairment calculation related to proved oil and natural gas properties as a critical audit matter. These inputs and assumptions all require a high degree of subjectivity and could have a material impact on the overall estimate of proved oil and natural gas reserve volumes and associated future cash flows and the related measurement of DD&A expense or the full-cost ceiling test impairment calculation. Auditing management’s judgment with respect to these inputs involved a high degree of auditor judgment in the design of our audit procedures and the evaluation of the audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:

■	Evaluating the professional qualifications of management’s specialist and their relationship to the Company, making inquiries of management’s specialist regarding the process followed and judgments used to assist in estimating the Company’s proved oil and natural gas reserves, and reading the report prepared by the independent petroleum engineer.
■	Compared the estimated pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year and examined contractual support for the pricing differentials.
■	Evaluating the estimates of lease operating expenses used in the reserve estimates compared to historical lease operating expenses.
■	Compared the models used to determine the future capital expenditures and compared estimated future capital expenditures used in the reserve report to amounts expended for recently drilled and completed wells with similar locations.
■	Evaluated the working and net revenue interests used in the reserve report by inspecting a sample of ownership interest, pricing historical differentials and operating costs to underlying support from the Company’s accounting records.
■	Evaluating the Company’s evidence to support the amount of proved undeveloped properties reflected in the reserve estimates by examining historical conversion rates and support for the Company’s intent and ability to develop the proved undeveloped properties.
■	Evaluating management’s estimates of oil and natural gas reserve volumes, lease operating expenses and future capital expenditures against evidence obtained in other areas of the audit for consistency and reasonableness.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2026.

Draper, UT

May 29, 2026

NORRIS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

FEBRUARY 28, 2026 AND FEBRUARY 28, 2025

	2026	2025
ASSETS
Current Assets
Cash	$45,376	$85,627
Account receivable - oil & gas	23,800	27,223
Total Current Assets	69,176	112,850

Oil and Gas Property - Full Cost Method
Properties subject to amortization	3,210,066	3,231,424
Less: accumulated depletion and impairment	(3,026,793)	(2,995,837)
Total Oil and Gas Property, net	183,273	235,587
Total Assets	$252,449	$348,437

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$228,163	$154,812
Total Current Liabilities	228,163	154,812

Convertible notes payable - related party	3,700,000	3,300,000
Accounts payable and accrued expenses - related party - long-term	756,683	639,532
Asset retirement obligations	416,334	441,393

Total Liabilities	5,101,180	4,535,737

Commitments and Contingencies (see Note 6)	-	-

Series A Convertible Preferred stock, $0.0001 par value per share 1,000,000 shares authorized; nil and 1,000,000 shares issued and outstanding as of February 28, 2026 and 2025, respectively; liquidation preference of $2,250,000	-	750,000

Stockholders’ Deficit
Preferred stock, $0.001 par value per share 20,000,000 shares authorized	-	-
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 108,245,688 shares issued and outstanding at February 28, 2026 and 2025	108,246	108,246
Additional paid-in capital	7,659,050	6,909,050
Accumulated deficit	(12,616,027)	(11,954,596)
Total Stockholder’s Deficit	(4,848,731)	(4,937,300)

Total Liabilities, Mezzanine, and Stockholders’ Deficit	$252,449	$348,437

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2026 AND FEBRUARY 28, 2025

	2026	2025

Revenues
Oil and gas sales	$286,086	$329,334
Total Revenues	286,086	329,334

Operating Expenses
Lease operating expenses	553,023	511,246
General and administrative expenses	145,136	189,611
Plug and Abandonment Loss	83,647	-
Depletion, depreciation and accretion	48,560	86,348

Total Operating Expenses	830,366	787,205

Loss from Operations	(544,280)	(457,871)

Interest Expenses	(117,151)	(143,205)

Net Loss	$(661,431)	$(601,076)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	108,245,688	95,687,478

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2026 AND FEBRUARY 28, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, February 29, 2024	90,883,013	$90,883	$5,537,399	$(11,353,520)	$(5,725,238)
Issuance of common shares	17,362,675	17,363	1,371,651	-	1,389,014
Net loss	-	-	-	(601,076)	(601,076)
Balance, February 28, 2025	108,245,688	108,246	6,909,050	(11,954,596)	(4,937,300)
Cancellation of convertible preferred stock	-	-	750,000	-	750,000
Net 1oss	-	-	-	(661,431)	(661,431)
Balance, February 28, 2026	108,245,688	$108,246	$7,659,050	$(12,616,027)	$(4,848,731)

The accompanying notes are an integral part of these consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2026 AND FEBRUARY 28, 2025

	2026	2025
Cash Flow from Operating Activities
Net loss	$(661,431)	$(601,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and accretion	48,560	86,348
Loss on settlement of asset retirement obligations	83,647	-
Changes in operating assets and liabilities:
Cash Settlement of asset retirement obligations	(104,952)	-
Accounts receivable - oil & gas	3,423	(10,212)
Accounts payable and accrued expenses	73,351	13,145
Accounts payable and accrued expenses - related party	117,151	143,205
Net Cash Used in Operating Activities	(440,251)	(368,590)

Cash Flow from Financing Activities
Proceeds from related party loans	400,000	400,000
Net Cash Provided by Financing Activities	400,000	400,000

Net (Decrease) Increase in Cash	(40,251)	31,410

Cash – beginning of year	85,627	54,217

Cash – end of year	$45,376	$85,627
Noncash Investing and Financing Activities:
Change in estimate of asset retirement obligations	$21,358	$98,907
Conversion of related party notes payable and related accrued interests to common shares	$-	$1,389,014

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

On April 25, 2018, the Company incorporated a registered Texas subsidiary, Norris Petroleum, Inc., as its own operating entity.

Principles of Consolidation and Basis of Presentation

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

Liquidity and Capital Considerations

The condensed consolidated financial statements of the Company have been prepared on a going concern basis. As of February 28, 2026, the Company incurred a net loss of $661,431 and experienced recurring negative cash flows from operations. The Company believes that it has sufficient cash on hand and available funds from its credit line to fund its costs for such expenditures as well as other operating costs, for the 12-month period subsequent to the issuance of these condensed consolidated financial statements. The Company has an availability of $1,000,000 on its existing credit line with JBB. If such funding were not available and historical losses continued, then there would be substantial doubt about the company’s ability to continue. Given its history of losses, we are dependent on continued outside funding to cover our deficit spending.

The Company has incurred continuing losses since 2016, including a loss of $661,431 for the fiscal year ended February 28, 2026. During the fiscal year ended February 28, 2026, the Company received $400,000 in funding from its credit line and incurred cash losses of $440,251 from its operating activities. As of February 28, 2026, the Company had $1,000,000 available to borrow under its existing credit line with JBB Partners, Inc. (“JBB”), an affiliate of the Company’s Chief Executive Officer. As of February 28, 2026, the Company had a cash balance of $45,376 and negative working capital of $158,987.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months, or less to be cash equivalents. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivables are stated at an amount management expects to collect from outstanding balances. The Company extends credit in the normal course of business. The Company regularly reviews outstanding receivables and when the Company determines that a party may not be able to make required payments, a charge to bad debt expense in the period of determination is made. The allowance for credit losses as of February 28, 2026 and February 28, 2025 was $0.

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

Contracts with customers have varying terms, including spot sales or month-to-month contracts, or contracts with a finite term, where the production from a well or group of wells is sold to one or more customers. The Company recognizes sales revenues for oil, natural gas, and Natural Gas Liquids (NGLs) based on the amount of each product sold to a customer when control transfers to the customer. Generally, control transfers at the time of delivery to the customer at a pipeline interconnect, the tailgate of a processing facility, or as a tanker lifting is completed. Revenue is measured based on the contract price, which may be index-based or fixed, and may include adjustments for market differentials and downstream costs incurred by the customer, including gathering, transportation, and fuel costs.

Revenues are recognized for the sale of the Company’s net share of production volumes. Sales on behalf of other working interest owners and royalty interest owners are not recognized as revenues. The Company does not hedge nor forward sell any of its current production via derivative financial contracts.

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to the Company’s shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per as the inclusion of these shares would be anti-dilutive for the years ended February 28, 2026 and 2025:

	2026	2025
Series A Convertible Preferred Stock	-	66,666,667
Convertible debt	22,250,000	17,250,000
Total Common Shares to be issued	22,250,000	83,916,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At February 28, 2026, $-0- of the Company’s cash balances was insured. The Company has not experienced any losses on such accounts.

Supplemental disclosures of cash flows information.

The Company has not paid cash on its interest obligations to JBB, and had no cash paid for income taxes for the years ending February 28, 2026, and February 28, 2025.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 (Topic 740) Improvements to Income Tax Disclosures. The new guidance is intended to enhance annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s operations. The amendments in this standard require disclosure of additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. They also require greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the amendments in this update require information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The amendments in this update are effective on March 1, 2024 for annual periods beginning after February 28th 2025, and early adoption is permitted. We adopted this guidance which resulted in additional required disclosures included in our consolidated financial statements for the year ended February 28, 2026 and income tax disclosure for the comparative year ended February 28, 2025 were modified retrospectively to include the new requirements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on our consolidated financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 2 – Revenue from Contracts with Customers

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the years ended February 28, 2026, and February 28, 2025:

	2026	2025
Oil sales	$208,589	$263,854
Natural gas sales	77,497	65,480
Total	$286,086	$329,334

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of February 28, 2026 and 2025.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the years ended February 28, 2026 and February 28, 2025:

	February 28, 2024	Additions / (Reduction)	Dispositions	February 28, 2025

Oil and gas properties, subject to amortization	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	400,094	(98,907)	-	301,187
Accumulated depletion	(2,943,821)	(52,016)	-	(2,995,837)
Total oil and gas assets	$386,510	$(150,923)	$-	$235,587

	February 28, 2025	Additions / (Reduction)	Dispositions	February 28, 2026

Oil and gas properties, subject to amortization	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	301,187	(21,358)	-	279,829
Accumulated depletion	(2,995,837)	(30,956)	-	(3,026,793)
Total oil and gas assets	$235,587	$(52,314)	$-	$183,273

The depletion recorded for production on proved properties for the years ended February 28, 2026 and February 28, 2025, amounted to $30,956 and $52,016, respectively. During the years ended February 28, 2026, and February 28, 2025, the Company recognized impairment expense of $-0-, related to a ceiling test write-down of its oil and properties subjection to amortization.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the year ended February 28, 2026, and February 28, 2025:

	February 28, 2026	February 28, 2025

Asset retirement obligations - beginning	$441,393	$505,968
Settlement of asset retirement obligations due to plugging and abandoning of wells	(21,305)	-
Current year revision of previous estimates	(21,358)	(98,907)
Accretion	17,604	34,332
Asset retirement obligations – ending	$416,334	$441,393

During the year ended February 28, 2025, the Company decreased the asset retirement obligations estimate by $98,907 and recognized accretion expense of $34,332. During the year ended February 28, 2026, the Company decreased the asset retirement obligations estimate by $21,358 and recognized accretion expense of $17,604.

During the year ended February 28, 2026, the Company plugged four unprofitable wells, incurring plugging and abandonment costs of $104,952. These activities resulted in the settlement of $21,305 of asset retirement obligations and the recognition of $83,647 in plugging and abandonment losses.

Note 5 – Related Party Transactions

Loan Notes to JBB

Initial Loans

On December 28, 2017, the Company borrowed $1,550,000 from JBB to complete the purchases of a series of oil and gas leases (the “Loan Note”). The loan has an interest rate of 3% per annum, an initial maturity date of December 28, 2018 and is secured by all assets of the Company. The loan is convertible to the Company’s common stock at the conversion rate of $0.20 per share.

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

Subsequent Loans

On June 13, 2019, JBB lent the Company $250,000 under a secured promissory note. The funds were used to acquire the remaining working interest in Marshall Walden oil and gas property from Odyssey Enterprises LLC. The loan has an interest rate of 5% per annum, a maturity date of June 30, 2022, was extended to March 31, 2027 and is secured by all assets of the Company. The loan is convertible into the Company’s common stock at a conversion rate of $0.20 per common share.

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

Credit Line

On May 5, 2021, the Company entered into a new funding agreement with a maturity date of May 31, 2022 and an interest rate of five percent annual percentage rate (5% APR) with JBB for a further $1 million drawable in $100,000 increments at the discretion of JBB to cover the Company’s current and projected working capital requirements in near-term. The loan is convertible into common stock of the Company at the rate of $0.08 per share, subject to adjustment for any reverse and forward stock splits.

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

The loan agreement was amended on November 12, 2025, to increase available borrowing by $5,000,000. During the year ended February 28, 2026 and 2025, JBB advanced $400,000 and $400,000, respectively, to fund the Company’s operations under the Loan Note. As of February 28, 2026, the Company had availability of $1,000,000 on its existing credit line with JBB.

The Company recognized interest expense of $117,151 and $143,205 for the years ended February 28, 2026 and February 28, 2025, respectively. Accrued interest as of February 28, 2026 and February 28, 2025 was $756,683 and $639,532, respectively. As of February 28, 2026 and February 28, 2025, there was $3,700,000 and $3,300,000, respectively, outstanding under notes payable to JBB.

Note 6 – Commitments and Contingencies

Office Lease

As of September 1, 2018, the Company moved to the offices of International Western Oil Corp. (“IWO”), a related party, in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the years ended February 28, 2026 and February 28, 2025, the Company incurred $11,400 of rent expense under this lease that is included in general and administrative expenses on the consolidated statements of operations.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration.

Note 7 – Income Taxes

Due to the Company’s net losses and the valuation allowance provided on the related deferred tax assets, there were no provisions for income taxes for the years ended February 28, 2026 and February 28, 2025.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 21% for the years ended February 28, 2026, and February 28, 2025, respectively, are summarized as follows:

	2026	2025

Pre-tax book loss	$(138,900)	$(126,226)
Change in valuation allowance	138,900	126,226
Total tax expense	$-	$-

Deferred income tax assets for the years ended February 28, 2026 and February 28, 2025, are as follows:

Deferred Tax Assets	2026	2025

Net operating losses carry forwards	$2,560,322	$2,434,096
Others	138,900	126,226
Total deferred tax assets	2,699,222	2,560,322
Less valuation allowance	(2,699,222)	(2,560,322)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at February 28, 2026, and February 28, 2025. The net change in the total valuation allowance from February 28, 2026 and February 28, 2025, was an increase of $138,900.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of February 28, 2026, and February 28, 2025, the Company did not have any significant uncertain tax positions or unrecognized tax benefits.

As of February 28, 2026, the Company has federal net operating loss carryforwards of approximately $17.0 million for federal tax purposes, respectively. If not utilized, federal net operating loss carryforwards approximating $1.4 million will expire beginning in 2038. The remaining net operating loss carryforwards have no statutory expiration.

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

Note 8 – Convertible Preferred shares

The Company’s articles of incorporation, as amended, authorize the issuance of 20,000,000 shares of preferred stock, $0.001 par value per share, issuable from time to time in one or more series and having such designations, rights, preferences, privileges, and restrictions as may be determined by the Board of Directors without further action of the Company’s shareholders. The Company has designated 1,000,000 shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Preferred”). No other series of preferred stock has been designated.

Issuance of Series A Preferred

On April 11, 2017, the Company entered into a secured promissory note with JBB Partners, Inc. (“JBB”), an entity controlled by Patrick Norris, the Company’s Chief Executive Officer and majority shareholder. On August 2, 2017, the Company and JBB modified the note to increase the principal balance to $750,000 and to provide that the note was convertible into Series A Preferred. The note bore no cash interest, and no interest was paid through the date of conversion. On February 21, 2019, JBB converted the entire $750,000 principal amount of the note into 1,000,000 shares of Series A Preferred (the “Conversion”). The Company recognized no gain or loss on the Conversion, which was accounted for as the issuance of equity in extinguishment of related-party debt, with the carrying amount of the converted note ($750,000) representing the initial carrying amount of the Series A Preferred.

Rights, Preferences, and Privileges of the Series A Preferred

The Series A Preferred had the following principal terms, as set forth in the Certificate of Designation:

●	Original Issue Price. $0.75 per share, for an aggregate Original Issue Price of $750,000.
●	Liquidation Preference. Upon any liquidation, dissolution, or winding up of the Company, or any deemed liquidation event, the holders of Series A Preferred were entitled to receive an amount per share equal to three times the original issue price, plus any declared but unpaid dividends, for an aggregate liquidation preference of $2,250,000.
●	Conversion. Each share of Series A Preferred was convertible, at the option of the holder, into the number of shares of common stock determined by dividing the number of shares of Series A Preferred by the product of (i) the Preferred Stock Conversion Price (initially $0.75) and (ii) 0.02, resulting in an effective conversion price of $0.015 per share of common stock. As a result, the 1,000,000 shares of Series A Preferred outstanding from issuance through cancellation were convertible into 66,666,667 shares of common stock. The Series A Preferred had no mandatory conversion provisions.
●	Voting. The Series A Preferred voted together with the common stock on an as-converted basis.
●	Dividends. The Series A Preferred was entitled to participate, on an as-converted basis, in any dividends declared and paid on the common stock. No dividends were declared or paid on the Series A Preferred during any period presented.
●	Redemption. The Series A Preferred had no mandatory redemption right and was not redeemable at the option of the Company.

Classification and Measurement

Because a deemed liquidation event constitutes a contingent redemption feature outside of the sole control of the Company, the Series A Preferred was classified outside of permanent equity (in temporary, or “mezzanine,” equity) in the Company’s consolidated balance sheets, in accordance with ASC 480-10.

At each reporting date through cancellation, the Company evaluated whether a deemed liquidation event was probable of occurring. The Company concluded in each period that such occurrence was not probable. Accordingly, the carrying amount of the Series A Preferred was not accreted toward its $2,250,000 aggregate liquidation preference and remained at $750,000 from issuance through February 27, 2026.

Beneficial Conversion Feature

The Company evaluated the Series A Preferred at issuance for the existence of a beneficial conversion feature (“BCF”) under ASC 470-20, as in effect at that time.

Surrender and Cancellation

On February 28, 2026, JBB, the sole holder of the Series A Preferred and an affiliate of the Company’s Chief Executive Officer, voluntarily surrendered all 1,000,000 outstanding shares of Series A Preferred to the Company for cancellation. JBB received no cash, securities, debt forgiveness, or other consideration from the Company in exchange for the surrender, and the surrender was not made in connection with, or contingent upon, any other transaction between the Company and JBB or their respective affiliates. The Board of Directors of the Company approved the surrender and the cancellation of the surrendered shares on the same date. Upon cancellation, the surrendered shares returned to the status of authorized but unissued preferred stock available for future designation.

Because the surrender was a non-reciprocal transfer of value from a shareholder to the Company, made without consideration and not in connection with any other contemporaneous arrangement, the Company accounted for the cancellation as a capital contribution from a shareholder. The $750,000 carrying amount of the Series A Preferred previously presented in temporary equity was reclassified to additional paid-in capital within permanent equity. No gain or loss was recognized in the Company’s consolidated statement of operations, and the transaction had no effect on the Company’s consolidated statement of cash flows. The $2,250,000 aggregate liquidation preference of the Series A Preferred was extinguished, and the Series A Preferred holder’s protective provisions and class-vote rights described above terminated.

NOTE 9 – Revision of previously issued financial statements

During the preparation of the Company’s Form 10K for the period ended February 28, 2026, the Company determined that certain Preferred Stock issued to JBB in 2017 had not been appropriately reflected as a component of the balance sheet classified as temporary equity versus permanent equity. During the preparation of the current period consolidated financial statements, management reevaluated the classification of the Company’s Series A Convertible Preferred Stock under ASC 480, Distinguishing Liabilities from Equity (including ASC 480-10-S99). The Company determined that the Series A Preferred Stock contains contingent redemption features upon the occurrence of Deemed Liquidation Events that are not solely within the Company’s control. Accordingly, the instrument should be classified as temporary (mezzanine) equity rather than permanent equity.

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

As a result of the revision, the $750,000 carrying amount of the Series A Preferred Stock has been reclassified from permanent equity to temporary (mezzanine) equity on the consolidated balance sheets as of the prior period end dates. This revision had no effect on the Company’s consolidated statements of operations, comprehensive income, cash flows, total assets, total liabilities, or total equity for any period presented. The Company also revised the previously reported balances of properties subject to amortization, accounts payable, accrued expenses, and asset retirement obligations, resulting in a decrease in assets of $11,898, increase in liabilities $74,183 and increase net loss of $39,502. The revisions did not have any effect on loss per share.

Note 10 – Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date these consolidated financial statements were issued as company utilized its line of credit with advances of $100,000 used on March 2, 2026, and $100,000 used on May 18, 2026, with remaining $800,000 available for working capital for the remainder of the year.

Note 11 – Supplemental Oil and Gas Disclosures (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities

The estimates of proved oil and gas reserves utilized in the preparation of these statements were prepared by Kurt Mire for the years ended February 28, 2026 and February 28, 2025 using reserve definitions and pricing requirements prescribed by the SEC. The Company used a combination of production performance and offset analogies, along with estimated future operating and development costs as provided by the Company and based upon historical costs adjusted for known future changes in operations or developmental plans, to estimate its reserves.

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. All estimates of proved reserves are determined according to the rules prescribed by the SEC. These rules indicate that the standard of “reasonable certainty” be applied to the proved reserve estimates. This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since February 28, 2026 The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company’s proved reserves are proved developed non-producing and proved behind pipe, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

All of the Company’s reserves are located in the United States.

	February 28, 2026	February 28, 2025
Proved oil and gas properties	$3,210,066	$3,231,424
Unproved oil and gas properties	-	-
Accumulated depreciation, depletion, amortization and impairment	(3,026,793)	(2,995,837)
Total acquisition, development and exploration costs	$183,273	$235,587

Estimated Quantities of Proved Oil and Gas Reserves

The following table sets forth proved oil and gas reserves together with the changes therein, proved developed reserves and proved undeveloped reserves for the years ended February 28, 2026 and February 28, 2025. Units of oil are in thousands of barrels (“MBbls”) and units of gas are in millions of cubic feet (“MMcf”). Gas is converted to barrels of oil equivalents (“MBoe”) using a ratio of six Mcf of gas per Bbl of oil.

	2026			2025
	Oil	Gas	BOE	Oil	Gas	BOE
Proved reserves:
Beginning of year	24	111	44	21	70	33
Revisions	14	50	22	8	67	20
Extensions and discoveries	-	-	-	-	-	-
Purchases of minerals-in-place
Sales of minerals-in-place	-	-	-	-	-	-
Production	(4)	(28)	(9)	(5)	(26)	(9)
End of year	34	133	57	24	111	44

Proved developed reserves:
Beginning of year	17	59	27	12	18	15
End of year	27	86	42	17	59	27

Proved not producing reserves:
Beginning of year	2	4	3	5	14	7
End of year	7	47	15	2	4	3

Proved undeveloped reserves behind pipe:
Beginning of year	7	46	15	17	120	37
End of year	-	-	-	7	46	15

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

Future cash inflows for 2026 were computed by applying the average price for the year to the year-end quantities of proved reserves. The 2026 average price for the year was calculated using the 12-month period prior to the ending date of the period covered by the report, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period. Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting year. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing and producing proved oil and natural gas reserves at the end of the year, based on year-end costs, assuming continuation of year-end economic conditions. Future income tax expense was computed by applying statutory rates, less the effects of tax credits for each period presented, and to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties, after consideration of available net operating loss and percentage depletion carryovers. Discounted future net cash flows have been calculated using a ten percent discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.

The estimated present value of future cash flows relating to proved reserves is extremely sensitive to prices used at any measurement period. The prices used for each commodity for the years ended February 28, 2026 and February 28, 2025, as adjusted, were as follows:

	Oil (Bbl) Using NYMEX WTI	Gas (Mcf) Using NYMEX Henry Hub
2026 (average price)	$63.54	$3.80
2025 (average price)	$75.37	$2.26

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

The following table sets forth the standardized measure of discounted future net cash flows relating to proven reserves for the years ended February 28, 2026, and February 28, 2025, respectively (stated in thousands):

	2026	2025
Future cash inflows	$2,649	$2,103
Future costs:
Production costs	(1,384)	(965)
Future tax expense	(186)	(159)
Future development costs	(358)	(339)
Future net cash flows	721	640
10% annual discount for estimated timing of cash flows	(335)	(168)
Standardized measure of discounted net cash flows	$386	$472

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows at 10% per annum for the years ended February 28, 2026, and February 28, 2025, respectively (stated in thousands):

	2026	2025
Increase (decrease):
Beginning of year	$472	$421
Sales of oil produced, net of production costs	228	174
Net changes in sales and transfer prices and in production costs and production costs related to future production	185	228
Previously estimated development costs incurred during the period	-	-
Changes in future development costs	(19)	-
Revisions of previous quantity estimates due to prices and performance	152	220
Accretion of discount	47	42
Discoveries, net of future production and development costs associated with these extensions and discoveries	-	-
Purchases and sales of minerals in place	-	-
Timing and other	(680)	(612)
End of year	$386	$472

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Changes in Independent Registered Public Accounting Firm

On November 1, 2025, HORNE LLP (“HORNE”), the Company’s independent registered public accounting firm, resigned as the Company’s independent registered public accounting firm. On November 1, 2025, the Company appointed BDO USA, P.C. (“BDO”) as its independent registered public accounting firm. The Company reported this change in a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2025.

On February 24, 2026, the Company dismissed BDO as its independent registered public accounting firm. On February 24, 2026, the Company appointed Sadler, Gibb & Associates, LLC (“Sadler Gibb”) as its independent registered public accounting firm. The Company reported this change in a Current Report on Form 8-K filed with the Securities and Exchange Commission on or about February 26, 2026.

Except as previously disclosed in the Company’s Current Reports on Form 8-K filed on November 3, 2025 and February 26, 2026, during the Company’s two most recent fiscal years and through the date of each respective auditor change, there were no disagreements with HORNE or BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of HORNE or BDO, would have caused such firm to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements.

Except as previously disclosed in such Current Reports on Form 8-K, during the Company’s two most recent fiscal years and through the date of each respective auditor change, there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

The disclosures required by Item 304 of Regulation S-K with respect to the changes in the Company’s independent registered public accounting firms are incorporated herein by reference to the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on November 3, 2025, and February 26, 2026.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2026. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) under the 2013 Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of February 28, 2026, our internal control over financial reporting is not effective. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at February 28, 2026:

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

(c) Changes in Internal Controls

No change in our internal control over financial reporting occurred during the last fiscal quarter ended February 28, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our principal officers and directors as of February 28, 2026. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Patrick L. Norris	67	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer
Ross Henry Ramsey	38	President of the Oil and Gas Division and Director

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

Committees of the Board of Directors

The Board of Directors does not have any separately designated audit committee, compensation committee, or nominating committee. The functions of those committees are undertaken by our Board of Directors. The Board of Directors believes that the creation of these committees, at this time, would be cumbersome and constitute more from over substance insofar as there are only two directors, and they perform those functions at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the SEC. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended February 28, 2026. the Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock during the fiscal year ended February 28, 2026 In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the SEC.

Item 11. Executive Compensation

Compensation of Executives

During the years, February 28, 2026 and February 28, 2025. Mr. Patrick Norris received compensation of $1,500 per month for an annual amount of $18,000. Mr. Ross Ramsey was paid a monthly salary of $6,600 from the Company, for an annual amount of $79,200. No other amounts were paid, or benefits provided to Mr. Ramsey.

The Company does not provide any retirement, pension, profit sharing, insurance programs, long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees. The Company did not have any new equity-based awards program for its directors, officers or employees during the current year.

EXECUTIVE COMP TABLE

	February 28, 2026	February 28, 2025
Patrick Norris	$18,000	$18,000
Ross Ramsey	$79,200	$79,200

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of February 28, 2026 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of the company c/o Norris Industries, Inc., 102 Palo Pinto St. Suite B, Weatherford, Texas 76086.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Directors and Executive Officers:
Patrick L. Norris, President, Chairman, Board of Directors and CEO/CFO (2)	78,122,675	72.17%
Ross Henry Ramsey, President of the Oil and Gas Division, and Director	500,000	0.46%
All directors and executive officers as a group (2 persons)	78,622,675	72.63%
5% Stockholders:
Patrick L. Riggs (3)	5,900,000	5.45

(1)	Based on 108,245,688 shares of common stock outstanding as of February 28, 2026.
(2)	Excludes (i) the number of shares of common stock into which the 1,000,000 Series A Preferred Stock would have been convertible into 66,666,667 shares of common stock, for Fiscal Year Ending 2025, but in FYE 2026 was canceled and such returned to treasury and not in effect, and (ii) the number of shares of common stock into which the aggregate of $3,700,000 convertible notes, owned by JBB Partners, Inc, may be converted which currently is 22,250,000 shares of common stock.
(3)	This information is based upon the Schedule 13D filed by Patrick Riggs and Riggs Capital. The address for Patrick Riggs is 10530 Normont Drive, Houston, TX 77070.

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

During the years ended February 28, 2026, and February 28, 2025, IWO contributed no capital to the Company.

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

Surrender and Cancellation

On February 28, 2026, JBB, the sole holder of the Series A Preferred and an affiliate of the Company’s Chief Executive Officer, voluntarily surrendered all 1,000,000 outstanding shares of Series A Preferred to the Company for cancellation. JBB received no cash, securities, debt forgiveness, or other consideration from the Company in exchange for the surrender, and the surrender was not made in connection with, or contingent upon, any other transaction between the Company and JBB or their respective affiliates. The Board of Directors of the Company approved the surrender and the cancellation of the surrendered shares on the same date. Upon cancellation, the surrendered shares returned to the status of authorized but unissued preferred stock available for future designation.

Because the surrender was a non-reciprocal transfer of value from a shareholder to the Company, made without consideration and not in connection with any other contemporaneous arrangement, the Company accounted for the cancellation as a capital contribution from a shareholder. The $750,000 carrying amount of the Series A Preferred previously presented in temporary equity was reclassified to additional paid-in capital within permanent equity. No gain or loss was recognized in the Company’s consolidated statement of operations, and the transaction had no effect on the Company’s consolidated statement of cash flows. The $2,250,000 aggregate liquidation preference of the Series A Preferred was extinguished, and the Series A Preferred holder’s protective provisions and class-vote rights described above terminated.

JBB Partners, Inc. (“JBB”) Loan Note

Initial Loans

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

Subsequent Loan

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

Credit Line

On May 5, 2021, the Company entered into a new funding agreement with a maturity date of May 31, 2022 and an interest rate of five percent annual percentage rate (5% APR) with JBB for a further $1 million drawable in $100,000 increments at the discretion of JBB to cover the Company’s current and projected working capital requirements in near-term. The loan is convertible into common stock of the Company at the rate of $0.08 per share, subject to adjustment for any reverse and forward stock splits.

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

The loan agreement was amended on November 12, 2025, to increase available borrowing by $5,000,000. During the year ended February 28, 2026 and 2025, JBB advanced $400,000 and $400,000, respectively, to fund the Company’s operations under the Loan Note. As of February 28, 2026, the Company had availability of $1,000,000 on its existing credit line with JBB.

The Company recognized interest expense of $117,151 and $143,205 for the years ended February 28, 2026 and February 28, 2025, respectively. Accrued interest as of February 28, 2026 and February 28, 2025 was $756,683 and $639,532, respectively. As of February 28, 2026 and February 28, 2025, there was $3,700,000 and $3,300,000, respectively, outstanding under notes payable to JBB.

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

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional services provided by Sadler Gibb & Associates, LLC and HORNE LLP for the audits of our annual financial statements for the years ended February 28, 2026, and February 28, 2025:

Sadler, Gibb & Associates, LLC	Year Ended February 28, 2026	Year Ended February 28, 2025
Audit Fees (1)	$114,000	$0
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$114,000	$0

HORNE LLP	Year Ended February 28, 2026	Year Ended February 28, 2025
Audit Fees (1)	$30,000	$84,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$30,000	$84,000

(1)	Audit fees include professional services rendered for (i) the audit of our annual financial statements for the years ended February 28, 2025, and February 28, 2026 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years as the Company has made auditor changes for its Year End to be different PCAOB firms.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit fees.”

(3)	Tax fees include professional services relating to preparation of the annual tax return.

(4)	Other fees include professional services for review of various filings and issuance of consents.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of the following documents filed as part of the report:

(1)	See the index to our consolidated financial statements on page F-1 for a list of the financial statements being filed in this Annual Report.

(2)	All financial statement schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	See Item 15(b) below for all exhibits being filed or incorporated by reference herein.

(b)	Exhibits: The Exhibit Index attached to this Annual Report is incorporated by reference herein.

EXHIBITS – NORRIS INDUSTRIES, INC.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1(a)	Articles of Incorporation	S-1	3.1	6/3/2014

3.1(b)	Amendment to Articles of Incorporation (Change of Name, Increase in Capitalization, Creation of Blank Check Preferred)	8-K	3.1	2/26/2018

3.1(c)	Amendment to Articles of Incorporation (Creation of Series A Preferred Stock	8-K	3.2	2/26/2018

3.2	Bylaws	S-1	3.2	6/3/2014

4.1	Description of Securities				X

10.1	Acquisition Agreement, dated May 4, 2015, by and among International Western Oil Corporation and Norris Industries, Inc.	8-K	2.1	5/20/2015

10.1	Assignment, Conveyance and Bill of Sale between the Company and Cerberus Production, LLC, dated July 29, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on October 18, 2016)	10-Q	10.1	10/18/2016

10.2	Retainer Amendment Agreement with International Western Oil, dated October 1, 2015	10-Q	10.2	1/14/2016

10.3	Promissory Note between Company and JBB Partners, Inc dated May 21, 2020 modifications related to due date extension, and credit line terms and conditions.				X
X
21.1	List of Subsidiaries

31.1	Certification of Principal Executive Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

99.1	Reserve report of Kurt Mire, B.Sc.				X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Norris Industries, Inc.

Dated: May 29 2026	By:	/s/ Patrick L. Norris
Patrick L Norris
Chief Executive Officer, President and Chief Financial Officer (Duly Authorized, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick L. Norris	Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and Chairman of Board	May 29, 2026
Patrick L Norris

/s/ Ross Henry Ramsey	Director of the Company and President of the Oil and Gas Division	May 29, 2026
Ross Henry Ramsey

