Form 10-Q
period 2026-05-31
Norris Industries, Inc.
filed 2026-07-15
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

As of July 13, 2026, the registrant had 108,245,688 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

May 31, 2026

2

NORRIS INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 31, 2026 AND FEBRUARY 28, 2026

	May 31, 2026	February 28, 2026
	(unaudited)
ASSETS
Current Assets
Cash	$33,863	$45,376
Account receivable - oil & gas	27,537	23,800
Total Current Assets	61,400	69,176

Oil and Gas Property - Full Cost Method
Properties subject to depletion	3,093,704	3,210,066
Less: accumulated depletion and impairment	(3,028,856)	(3,026,793)
Total Oil and Gas Property, net	64,848	183,273
Total Assets	$126,248	$252,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$227,500	$228,163
Total Current Liabilities	227,500	228,163

Convertible note payable - related party	3,900,000	3,700,000
Accounts payable and accrued expenses - related parties-long term	789,825	756,683
Asset retirement obligations	299,972	416,334

Total Liabilities	5,217,297	5,101,180

Stockholders’ Deficit
Preferred stock, $0.001 par value per share 20,000,000 shares authorized	-	-
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 108,245,688 shares issued and outstanding	108,246	108,246
Additional paid-in capital	7,659,050	7,659,050
Accumulated deficit	(12,858,345)	(12,616,027)
Total Stockholder’s Deficit	(5,091,049)	(4,848,731)

Total Liabilities and Stockholders’ Deficit	$126,248	$252,449

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MAY 31, 2026 AND 2025

(UNAUDITED)

	Three Months Ended May 31,
	2026	2025

Revenues
Oil and gas sales	$90,358	$92,770

Total Revenues	90,358	92,770

Operating Expenses
Lease operating expenses	148,432	134,937
General and administrative expenses	149,039	83,324
Depletion, depreciation, and accretion	2,063	14,569

Total Operating Expenses	299,534	232,830

Loss from Operations	(209,176)	(140,060)

Other Expense
Interest expense	(33,142)	(27,348)
Total Other Expense	(33,142)	(27,348)

Net Loss	$(242,318)	$(167,408)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	108,245,688	108,245,688

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MAY 31, 2026 AND 2025

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, February 28, 2026	108,245,688	$108,246	$7,659,050	$(12,616,027)	$(4,848,731)

Net loss	-	-	-	(242,318)	(242,318)

Balance, May 31, 2026	108,245,688	$108,246	$7,659,050	$(12,858,345)	$(5,091,049)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, February 28, 2025	108,245,688	$108,246	$6,909,050	$(11,873,831)	$(4,856,535)

Net loss	-	-	-	(167,408)	(167,408)

Balance, May 31, 2025	108,245,688	$108,246	$6,909,050	$(12,041,239)	$(5,023,943)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2026 AND 2025

(UNAUDITED)

	2026	2025
Cash Flow from Operating Activities
Net loss	$(242,318)	$(167,408)
Adjustments to reconcile net loss to net cash /(used in) operating activities:
Depletion, depreciation and accretion	2,063	14,569
Changes in operating assets and liabilities:
Accounts receivable - oil & gas	(3,737)	13,117
Accounts payable and accrued expenses	(663)	14,135
Accounts payable and accrued expenses - related parties	33,142	27,348
Net Cash Used in Operating Activities	(211,513)	(98,239)

Cash Flows from Financing Activities
Proceeds from related party loans	200,000	100,000
Net Cash provided by Financing Activities	200,000	100,000

Net Increase in Cash	(11,513)	1,761
Cash – beginning of period	45,376	85,627

Cash – end of period	$33,863	$87,388

Noncash Investing and Financing Activities
Change in estimate of asset retirement obligations	$(116,362)	$16,715

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

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended February 28, 2026. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company’s consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which the Company has a controlling financial interest. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The timeline and potential magnitude of the various conflicts around the world, as happened recently in the middle east, and its impact on the Company’s future operations is currently unknown. The Company has incurred continuing losses since 2016, including a loss of $661,431 and $242,318 for the fiscal year ended February 28, 2026, and the three-month period ended May 31, 2026, respectively. During the three months ended May 31, 2026, the Company incurred cash losses of approximately $212,000 from its operating activities. As of May 31, 2026, the Company had a cash balance of approximately $34,000 and negative working capital of approximately $166,000.

The Company’s principal capital and exploration expenditures during next fiscal year are expected to relate to selected well workovers on its Jack and Palo Pinto County acreages. The condensed consolidated financial statements of the Company have been prepared on a going concern basis. As of May 31, 2026, the Company incurred a net loss of $242,318 and experienced recurring negative cash flows from operations. The Company believes that it has sufficient cash on hand and available funds from its credit line to fund its costs for such expenditures as well as other operating costs, for the 12-month period subsequent to the issuance of these condensed consolidated financial statements. The Company has availability of $800,000 on its existing credit line with JBB. If such funding were not available and historical losses continued, then there would be substantial doubt about the company’s ability to continue. Given its history of losses, we are dependent on continued outside funding to cover our deficit spending.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to. The Company’s shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per common share as the inclusion of these shares would be anti-dilutive for the three months ended May 31, 2026, and 2025:

	2026	2025
Series A Convertible Preferred Stock	-	66,666,667
Convertible debt	24,750,000	18,500,000
Total common shares to be issued	24,750,000	85,166,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At May 31, 2026, $-0- of the Company’s cash balances was uninsured. The Company has not experienced any losses on such accounts.

Recently Issued Financial Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position, results of operations or cash flows upon adoption.

Note 2 – Revenues from Contracts with Customers

Disaggregation of Revenues from Contracts with Customers

The following table disaggregates revenue by significant product types for the three months ended May 31, 2026 and 2025:

	Three Months Ended May 31,
	2026	2025
Oil sales	$80,842	$71,507
Natural gas sales	9,516	21,263
Total	$90,358	$92,770

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of May 31, 2026 and February 28, 2026.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the three months ended May 31, 2026:

	February 28, 2026	Additions	Change in Estimates	May 31, 2026

Oil and gas properties, subject to depletion	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	279,829	-	(116,362)	163,467
Accumulated depletion and impairment	(3,026,793)	(2,063)	-	(3,028,856)
Total oil and gas assets	$183,273	(2,063)	$(116,362)	$64,848

The depletion recorded for production on proved properties for the three months ended May 31, 2026 and 2025, amounted to $2,063 and $14,569, respectively.

During the three months ended May 31, 2026 and 2025, there were no ceiling test write-downs of the Company’s oil and gas properties.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the three months ended May 31, 2026:

Asset retirement obligations as of February 28, 2026	$416,334
Accretion expense	-
Current period revision of previous estimates	(116,362)
Asset retirement obligations as of May 31, 2026	$299,972

During the three and three months ended May 31, 2026 and 2025, the Company recognized accretion expense of $-0- and $-0-, respectively.

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

The loan agreement was amended on November 12, 2025, to increase available borrowing by $500,000. During the three months ended May 31, 2026, the JBB advanced $200,000 to fund the Company’s operations under the Loan Note. As of May 31, 2026, the Company had availability of $800,000 on its existing credit line with JBB.

The Company recognized interest expense of $33,142 and $27,348 for the three months ended May 31, 2026 and 2025, respectively. Accrued interest as of February 28, 2026 and May 31, 2026 was $756,683 and $789,825, respectively. As of February 28, 2026, and May 31, 2026, there was $3,700,000 and $3,900,000, respectively, outstanding under notes payable to JBB.

On May 20, 2026, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding Loan Note to January 18, 2028.

Note 6 – Commitments and Contingencies

Office Lease

In September 2018, the Company moved to the offices of International Western Oil (“IWO”) in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During the three months ended May 31, 2026, the Company incurred $2,850 rent expense under this lease that is included in lease operating expenses on the condensed consolidated statements of operations.

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

Note 8 - Subsequent Events

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date these condensed consolidated financial statements were issued and the following events are reported. On July 1st, 2026, the company made and received a draw request for $100,000 against it’s line of credit.

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

Results of Operations

Comparison of the Three Months Ended May 31, 2026, with the Three Months Ended May 31, 2025

Revenues

The Company generated revenues of $90,358 from oil and gas sales for the three months ended May 31, 2026, compared to $92,770 for the three months ended March 31, 2025. The decrease in revenues mainly came from a minor decrease in oil and gas production.

Operating Expenses

Operating expenses for the three months ended May 31, 2026, and 2025 were 299,534 and $232,830, respectively. Our lease operating expenses increased to $148,432 for the three-month period ended May 31, 2026, compared to $134,937 for the three-month period ended May 31, 2025, that was primarily related to higher variable lease operating expenses incurred during the current period. Our general and administrative expenses increased to $149,039 for the three-month period ended May 31, 2026, compared to $83,324 for the three-month period ended March 31, 2025, primarily because of increased in professional fees. Our depletion, depreciation and accretion expense decreased by $12,506, primarily related to an decrease in accretion expense and depletion expenses recognized during the three-month ended May 31, 2026, then the same period in 2025.

Other Expenses

For the three months ended May 31, 2026 and 2025, the Company recorded interest expense of $33,142 and $27,348, respectively, related to outstanding related party debt. The increase in interest expense was primarily attributable to higher outstanding borrowings during the current quarter.

Liquidity and Capital Resources

As of May 31, 2026, the Company had cash on-hand of $33,863.

Net cash used in operating activities during the three months ended May 31, 2026, was $211,513, compared to cash used in operating activities of $98,239 for the same period in 2025.

Net cash provided by financing activities for three months ended May 31, 2026, and 2025 was $200,000 and $100,000, respectively.

The Company will require additional financing to support its operations and to pursue its acquisition program. As of May 31, 2026, the Company had availability of $800,000 on its existing credit line with JBB due to a recent increase of its availability from its Lender. If the Company requires additional financing beyond what is available under its existing credit line, it does not have any committed sources of financing at this time. If it is unable to obtain financing, it will have to reduce or curtail its operations and acquisition program. There is no assurance that it will be able to obtain financing in the future, and even if financing is available, it may not be on terms acceptable to the Company.

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

The condensed consolidated financial statements of the Company have been prepared on a going concern basis. As of May 31, 2026, the Company incurred a net loss of $242,318 and experienced recurring negative cash flows from operations. However, the Company believes that it has sufficient cash on hand and available funds from its credit line to fund its costs for such expenditures as well as other operating costs, for the 12-month period subsequent to the issuance of these condensed consolidated financial statements.

On May 26, 2025, the Company entered into another amendment of its Loan Note with JBB to increase the line of credit by an additional $500,000, for a total of $4,700,000 and extend the maturity date for the original note and line of credit to September 30, 2026. On November 12, 2025, the company entered into another amendment of its Loan Note with JBB to increase the line of credit by an additional $500,000, for a total of $4,700,000.

The loan agreement was amended on November 12, 2025, to increase available borrowing to $4,700,000. During the three months ended May 31, 2026, the JBB advanced $200,000 to fund the Company’s operations under the Loan Note. As of May 31, 2026, the Company had availability of $800,000 on its existing credit line with JBB.

Off-Balance Sheet Arrangements

As of May 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2026 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2026 annual report on Form 10-K in Internal Control over Financial Reporting and listed below.

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

There were no changes in our internal control over financial reporting during the three months ended May 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 28, 2026 (the “2026 10-K”), together with all of the other information included in this report, before investing in our common stock. Those risks and uncertainties encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described. Risks that we do not know about could occur and issues we now view as minor could become more important. If any of these risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Norris Industries, Inc.

Date: July 15, 2026	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer) and Chairman of Board

Date: July 15, 2026	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
President of the Oil and Gas Division and Director

