Form 10-Q
period 2026-08-31
Norris Industries, Inc.
filed 2026-10-13
CIK 1603793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

or

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

As of October 12, 2026, the registrant had 108,245,688 shares of common stock issued and outstanding.

NORRIS INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

August 31, 2026

2

NORRIS INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2026 AND FEBRUARY 28, 2026

	August 31, 2026	February 28, 2026
	(unaudited)
ASSETS
Current Assets
Cash	$134,836	$45,376
Account receivable - oil & gas	26,248	23,800
Total Current Assets	161,084	69,176

Oil and Gas Property - Full Cost Method
Properties subject to depletion	3,093,704	3,210,066
Less: accumulated depletion and impairment	(3,031,074)	(3,026,793)
Total Oil and Gas Property, net	62,630	183,273
Total Assets	$223,714	$252,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$243,708	$228,163
Total Current Liabilities	243,708	228,163

Convertible note payable - related party	4,100,000	3,700,000
Accounts payable and accrued expenses - related parties-long term	825,091	756,683
Asset retirement obligations	307,267	416,334

Total Liabilities	5,476,066	5,101,180

Stockholders’ Deficit
Preferred stock, $0.001 par value per share 20,000,000 shares authorized	-	-
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 108,245,688 shares issued and outstanding as of periods ending February 28, 2026 and August 31, 2026	108,246	108,246
Additional paid-in capital	7,659,050	7,659,050
Accumulated deficit	(13,019,648)	(12,616,027)
Total Stockholder’s Deficit	(5,252,352)	(4,848,731)

Total Liabilities and Stockholders’ Deficit	$223,714	$252,449

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2026 AND 2025

(UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025

Revenues
Oil and gas sales	$85,005	$84,388	$175,363	$177,158

Total Revenues	85,005	84,388	175,363	177,158

Operating Expenses
Lease operating expenses	134,424	119,716	282,856	254,653
General and administrative expenses	67,105	78,858	216,144	162,182
Depletion, depreciation, and accretion	9,513	9,013	11,576	23,582

Total Operating Expenses	211,042	207,587	510,576	440,417

Loss from Operations	(126,037)	(123,199)	(335,213)	(263,259)

Other Expense
Interest expense	(35,266)	(28,690)	(68,408)	(56,038)
Total Other Expense	(35,266)	(28,690)	(68,408)	(56,038)

Net Loss	$(161,303)	$(151,889)	$(403,621)	$(319,297)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	108,245,688	108,245,688	108,245,688	108,245,688

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED AUGUST 31, 2026 AND 2025

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, February 28, 2026	108,245,688	$108,246	$7,659,050	$(12,616,027)	$(4,848,731)

Net loss	-	-	-	(242,318)	(242,318)

Balance, May 31, 2026	108,245,688	$108,246	$7,659,050	$(12,858,345)	$(5,091,049)

Net loss	-	-	-	(161,303)	(161,303

Balance, August 31, 2026	108,245,688	$108,246	$7,659,050	$(13,019,648)	$(5,252,352)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, February 28, 2025	108,245,688	$108,246	$6,909,050	$(11,954,596)	$(4,937,300)

Net loss	-	-	-	(167,408)	(167,408)

Balance, May 31, 2025	108,245,688	$108,246	$6,909,050	$(12,122,004)	$(5,104,708)

Net loss	-	-	-	(151,889)	(151,889)

Balance, August 31, 2025	108,245,688	$108,246	$6,909,050	$(12,273,893)	$(5,256,597)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

NORRIS INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2026 AND 2025

(UNAUDITED)

	2026	2025
Cash Flow from Operating Activities
Net loss	$(403,621)	$(319,297)
Adjustments to reconcile net loss to net cash /(used in) operating activities:
Depletion, depreciation and accretion	11,576	23,582
Loss on settlement of asset retirement obligation	-	31,171
Changes in operating assets and liabilities:
Settlement of asset retirement obligations	-	(52,476)
Accounts receivable - oil & gas	(2,448)	12,213
Accounts payable and accrued expenses	15,545	3,465
Accounts payable and accrued expenses - related parties	68,408	56,038
Net Cash Used in Operating Activities	(310,540)	(245,304)

Cash Flows from Financing Activities
Proceeds from related party loans	400,000	200,000
Net Cash provided by Financing Activities	400,000	200,000

Net Increase (decrease) in Cash	89,460	(45,304)
Cash – beginning of period	45,376	85,627

Cash – end of period	$134,836	$40,323
Cash Paid for Interest and Taxes	-0	-0
Noncash Investing and Financing Activities
Change in estimate of asset retirement obligations	$(116,362)	$25,090

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

The timeline and potential magnitude of the various conflicts around the world, as happened recently in the middle east, and its impact on the Company’s future operations is currently unknown. The Company has incurred continuing losses since 2016, including a loss of $661,431 and $403,621 for the fiscal year ended February 28, 2026, and the six-month period ended August 31, 2026, respectively. During the six months ended August 31, 2026, the Company incurred cash losses of approximately $311,000 from its operating activities. As of August 31, 2026, the Company had a cash balance of approximately $135,000 and negative working capital of approximately $83,000.

The Company’s principal capital and exploration expenditures during next fiscal year are expected to relate to selected well workovers on its Jack and Palo Pinto County acreages. The condensed consolidated financial statements of the Company have been prepared on a going concern basis. As of August 31, 2026, the Company incurred a net loss of $403,621 and experienced recurring negative cash flows from operations. The Company believes that it has sufficient cash on hand and available funds from its credit line to fund its costs for such expenditures as well as other operating costs, for the 12-month period subsequent to the issuance of these condensed consolidated financial statements. The Company had availability of approximately $600,000 on its existing credit line with a related party JBB, Inc (“JBB”). If such funding were not available and historical losses continued, then there would be substantial doubt about the Company’s ability to continue. Given its history of losses, the Company is dependent on continued outside funding to cover its deficit spending.

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

Net Loss per Common Share

Basic net loss per common share amounts are computed by dividing the net loss available to the Company’s shareholders by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The following table summarizes the common stock equivalents excluded from the calculation of diluted net loss per common share as the inclusion of these shares would be anti-dilutive for the six months ended August 31, 2026 and 2025:

	2026	2025
Series A Convertible Preferred Stock	-	66,666,667
Convertible debt	27,250,000	19,750,000
Total common shares to be issued	27,250,000	86,416,667

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At August 31, 2026, $-0- of the Company’s cash balances was uninsured. The Company has not experienced any losses on such accounts.

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

Note 2 – Revenues from Contracts with Customers

Disaggregation of Revenues from Contracts with Customers

The following table disaggregates revenue by significant product types for the three and six months ended August 31, 2026 and 2025:

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025
Oil sales	$64,745	$64,667	$145,587	$136,174
Natural gas sales	$20,260	$19,721	$29,776	$40,984
Total	$85,005	$84,388	$175,363	$177,158

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of August 31, 2026 and February 28, 2026.

Note 3 – Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the six months ended August 31, 2026:

	February 28, 2026	Additions	Change in Estimates	August 31, 2026

Oil and gas properties, subject to depletion	$2,930,237	$-	$-	$2,930,237
Asset retirement costs	279,829	-	(116,362)	163,467
Accumulated depletion and impairment	(3,026,793)	(4,281)	-	(3,031,074)
Total oil and gas assets	$183,273	(4,281)	$(116,362)	$62,630

The depletion recorded for production on proved properties for the three months ended August 31, 2026 and 2025, amounted to $9,513 and $9,013, respectively. The depletion recorded for production on proved properties for the six months ended August 31, 2026 and 2025, amounted to $11,576 and $23,582, respectively.

During the six months ended August 31, 2026 and 2025, there were no ceiling test write-downs of the Company’s oil and gas properties.

Note 4 – Asset Retirement Obligations

The following table summarizes the change in the Company’s asset retirement obligations during the six months ended August 31, 2026:

Asset retirement obligations as of February 28, 2026	$416,334
Accretion expense	$7,295
Current period revision of previous estimates	(116,362)
Asset retirement obligations as of August 31, 2026	$307,267

During the three and six months ended August 31, 2026, the Company recognized accretion expense of $7,295 and $7,295, respectively. During the three and six months ended August 31, 2025, the Company recognized accretion expense of $-0 and $0, respectively.

Note 5 – Related Party Transactions

Promissory Note to JBB, Inc

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

The loan agreement was amended on November 12, 2025, to increase available borrowing. During the six months ended August 31, 2026, JBB advanced $400,000 to fund the Company’s operations under the Loan Note. As of August 31, 2026, the Company had approximately $600,000 of availability on its existing credit line with JBB.

The Company recognized interest expense of $35,266 and $28,690 for the three months ended August 31, 2026 and 2025, respectively, and recognized interest expense of $68,408 and $56,038 for the six months ended August 31, 2026 and 2025, respectively. Accrued interest as of February 28, 2026 and August 31, 2026 was $756,683 and $825,091, respectively. As of February 28, 2026 and August 31, 2026, there was $3,700,000 and $4,100,000, respectively, outstanding under notes payable to JBB. On May 20, 2026, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding Loan Note to January 18, 2028..

Note 6 – Commitments and Contingencies

Office Lease

In September 2018, the Company moved to the offices of International Western Oil (“IWO”) in Weatherford, TX that is being rented on a month-to-month sublease basis at rate of $950 per month from IWO. During each of the three-month periods ended August 31, 2026 and 2025, the Company incurred $2,850 of rent expense under this lease, and during each of the six-month periods ended August 31, 2026 and 2025, the Company incurred $4,050 of rent expense under this lease. Such rent expense is included in lease operating expenses on the condensed consolidated statements of operations.

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

Note 8 - Subsequent Events

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date these condensed consolidated financial statements were issued and found no other material items to be accounted for.

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

Overview

Norris Industries, Inc. (the “Company”, “we”, or “us”) is an oil and natural gas company that focuses on the acquisition, development, and exploration of crude oil and natural gas properties in Texas. As of March 1, 2026 the SEC Non-Escalated Analysis of Estimated Proved Reserve of our various leases in Jack County and Palo-Pinto County, the Marshall-Walden, and the Bend Arch Lion 1A and Bend Arch Lion 1B leaseholds, is a total of 30.27 Mbbl in oil net reserves, plus 66.01 MMcf in natural gas net reserves out of total of BOE equivalent of 41 Mbbl in gross reserves, which is up from prior year by 8 Mbbl due to reduction of expected production as result of well workover issues.

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

The Company’s long-term objective is to increase shareholder value by growing reserves, production, and cash flow. As result we may seek to identify and consider acquisition opportunities of oilfield services companies and other non-oilfield but energy services related companies to implement a diversified growth strategy.

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

Initially as result of the COVID-19 Pandemic, and its capital constraints, the Company took a pause on any acquisition activity in the past four years. However, the Company is in process of a strategic review of its options for 2026 but leaning towards other energy related services industries and not primarily in E&P. As the Company reviews any potential acquisitions, it will follow a model which is based on a concept that has been proven in the past to be an effective and successful path of development for many other well-known small growth stage enterprises being:

a)	The financed acquisition of either mature smaller oil fields that have potential for instituting EOR incremental production processes; and/or

b)	Develop strategic partnerships or review other acquisition opportunities in the energy space for possible acquisition of an existing operator or energy support services with existing profitable operations to acquire expertise and revenues, earnings to become a sustainable operation with positive cashflows.

The Company has plans to limit its operating budget for current wells to basic maintenance and has not determined whether to spend for any new drill programs in the near future. In furtherance of this objective, the Company recently plugged four (4) unprofitable wells in 2026.

Results of Operations

Comparison of the Three Months Ended August 31, 2026, with the Three Months Ended August 31, 2025

Revenues

The Company generated revenues of $85,005 from oil and gas sales for the three months ended August 31, 2026, compared to $84,388 for the three months ended August 31, 2025. Revenues increased by $617, or approximately 1%.

Operating Expenses

Operating expenses for the three months ended August 31, 2026 and 2025 were $211,042 and $207,587, respectively. Lease operating expenses increased to $134,424 for the three-month period ended August 31, 2026, compared to $119,716 for the three-month period ended August 31, 2025. The increases of expenses were to higher well costs and miscellaneous cost reconciliation adjustments over the current period. General and administrative expenses decreased to $67,105 for the three-month period ended August 31, 2026, compared to $78,858 for the three-month period ended August 31, 2025, due to cost cutting measures. Depletion, depreciation and accretion expense increased to $9,513 for the three months ended August 31, 2026, compared to $9,013 for the same period in 2025. Loss from operations was $126,037 for the three months ended August 31, 2026, compared to $123,199 for the same period in 2025.

Other Expenses

For the three months ended August 31, 2026 and 2025, the Company recorded interest expense of $35,266 and $28,690, respectively, related to outstanding related party debt. Net loss was $161,303 for the three months ended August 31, 2026, compared to $151,889 for the same period in 2025.

Comparison of the Six Months Ended August 31, 2026, with the Six Months Ended August 31, 2025

Revenues

The Company generated revenues of $175,363 from oil and gas sales for the six months ended August 31, 2026, compared to $177,158 for the six months ended August 31, 2025, a decrease of $1,795, or approximately 1%.

Operating Expenses

Operating expenses for the six months ended August 31, 2026 and 2025 were $510,576 and $440,417, respectively. Lease operating expenses increased to $282,856 from $254,653. General and administrative expenses increased to $216,144 from $162,182. The increases of expenses were to higher well costs and miscellaneous cost reconciliation adjustments over the current period. Depletion, depreciation and accretion expense decreased to $11,576 from $23,582. Loss from operations was $335,213 for the six months ended August 31, 2026, compared to $263,259 for the same period in 2025.

Other Expenses

For the six months ended August 31, 2026 and 2025, the Company recorded interest expense of $68,408 and $56,038, respectively, related to outstanding related party debt. Net loss was $403,621 for the six months ended August 31, 2026, compared to $319,297 for the same period in 2025.

Liquidity and Capital Resources

As of August 31, 2026, the Company had cash on-hand of $134,836.

Net cash used in operating activities during the six months ended August 31, 2026 was $310,540, compared to cash used in operating activities of $245,304 for the same period in 2025.

Net cash provided by financing activities for the six months ended August 31, 2026 and 2025 was $400,000 and $200,000, respectively.

The Company will require additional financing to support its operations and to pursue its acquisition program. As of August 31, 2026, the Company had approximately $600,000 of availability on its existing credit line with JBB. If the Company requires additional financing beyond what is available under its existing credit line, it does not have any committed sources of financing at this time. If it is unable to obtain financing, it will have to reduce or curtail its operations and acquisition program. There is no assurance that it will be able to obtain financing in the future, and even if financing is available, it may not be on terms acceptable to the Company.

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

The condensed consolidated financial statements of the Company have been prepared on a going concern basis. As of August 31, 2026, the Company incurred a net loss of $403,621 and experienced recurring negative cash flows from operations. However, the Company believes that it has sufficient cash on hand and available funds from its credit line to fund its costs for such expenditures as well as other operating costs, for the 12-month period subsequent to the issuance of these condensed consolidated financial statements.

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

The loan agreement was amended on November 12, 2025. During the six months ended August 31, 2026, JBB advanced $400,000 to fund the Company’s operations under the Loan Note. As of August 31, 2026, the Company had approximately $600,000 of availability on its existing credit line with JBB. On May 20, 2026, the Company entered into an extension agreement with JBB to extend the maturity of its outstanding Loan Note to January 18, 2028.

Off-Balance Sheet Arrangements

As of August 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, which in our case is the same individual. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2026 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2026 annual report on Form 10-K in Internal Control over Financial Reporting and listed below.

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

There were no changes in our internal control over financial reporting during the three months ended August 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026 (the “2026 10-K”), together with all of the other information included in this report, before investing in our common stock. Those risks and uncertainties encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described. Risks that we do not know about could occur and issues we now view as minor could become more important. If any of these risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Norris Industries, Inc.

Date: October 13, 2026	By:	/s/ Patrick L. Norris
Patrick L. Norris
Chief Executive Officer, Chief Financial Officer (Principal Executive Office, Principal Financial and Principal Accounting Officer) and Chairman of Board

Date: October 13, 2026	By:	/s/ Ross Henry Ramsey
Ross Henry Ramsey
President of the Oil and Gas Division and Director

